Form 10QSB
period 1995-03-31
DATAGUARD RECOVERY SERVICES INC
filed 1995-05-19
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            __________

                           Form 10-QSB



(Mark One)
  X QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1995

                                     OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                      Commission File Number 0-21662

                      Dataguard Recovery Services, Inc.
            (Exact name of registrant as specified in its charter)

              Kentucky                              61-1064606
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)


    10301 Linn Station Road, P.O. Box 37144, Louisville, KY 40233-7144
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        502-426-3434


Former name, former address, and former fiscal year, if changed since last report.

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,965,770.






                             DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheets


                                                  March 31,     December 31,
                                                     1995           1994
                                                  (Unaudited)     (Audited)
Assets
Current assets:
  Cash and cash equivalents                       $   487,056   $   108,603
  Accounts receivable, net                          2,706,845       122,769
  Other current assets                                116,327        99,149

       Total current assets                         3,310,228       330,521

Property and equipment, net                         7,106,046     5,224,022

Software development costs, net                           618        11,254
Other assets                                          178,659       137,896

                                                  $10,595,551   $ 5,703,693

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt          $   280,632   $   198,725
  Current installments of obligations under
      capital leases                                1,316,154       783,927
  Notes payable to stockholders                       991,176       491,176
  Accounts payable                                    785,320       538,426
  Accrued expenses                                  1,332,078       242,491
  Other current liabilities                           209,760       285,562

        Total current liabilities                   4,915,120     2,540,307

Long-term debt, excluding current installments      1,101,484     1,191,862
Obligations under capital leases,
    excluding current installments                  1,875,602       705,769
Customers' deposits                                    55,380        48,783
Deferred revenue                                    1,331,721           -

        Total liabilities                           9,279,307     4,486,721

Stockholders' equity:
  Preferred stock without par value.  Authorized
    2,000,000 shares:  Series A Preferred Stock
    ($10 stated value); authorized 100,000
    shares; issued and outstanding 34,167 shares
    at March 31, 1995 and December 31, 1994          341,670       341,670
  Common stock without par value.  Authorized
    6,000,000 shares; issued and outstanding
    4,965,770 shares at March 31, 1995 and
    4,949,770 shares at December 31, 1994          3,005,833     2,997,833
  Foreign currency translation adjustment             14,212           -
  Accumulated deficit                             (2,045,471)   (2,122,531)

        Total stockholders' equity                 1,316,244     1,216,972

                                                 $10,595,551   $ 5,703,693


See notes to unaudited condensed consolidated financial statements.



                             DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)


                                                 Three Months Ended
                                                       March 30,
                                              1995                  1994
Service revenues                          $  2,003,809          $  1,071,454

Operating expenses:
  Cost of services                           1,380,180               804,344
  Selling, general and administrative
    expenses                                   441,892               263,160
                                             1,822,072             1,067,504

        Operating income                       181,737                 3,950

Other income (expense):
  Interest expense                           (131,063)              (95,921)
  Other income                                 26,386                   444
                                             (104,677)              (95,477)

        Net income (loss)                 $    77,060           $   (91,527)


Net income (loss) per share of common
     stock                                $       .01           $      (.02)

Weighted average number of common shares
   outstanding                              4,962,748              4,731,503




See notes to unaudited condensed consolidated financial statements.



                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                       Series A             Foreign
                       Preferred  Common    Currency     Accumulated
                       Stock      Stock    Translation   Deficit        Total
Balance at December
   31, 1994           $ 341,670 $2,997,833 $   -       $(2,122,531) $1,216,972

Issuance of 16,000
  shares of Common
  Stock                   -          8,000     -             -           8,000

Net income for three
  months ended March
  31, 1995               -           -          -          77,060       77,060

Translation adjustment
  at March 31, 1995      -           -         14,212        -          14,212

Balance at March 31,
  1995               $ 341,670  $3,005,833  $  14,212  $(2,045,471) $1,316,244


See notes to unaudited condensed consolidated financial statements.




                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                1995              1994
Cash flows from operating activities:
  Net income (loss)                             $    77,060    $   (91,527)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                 384,433        277,647
      Other                                          13,866            155
    Change in operating assets and liabilities:
      Accounts receivable                        (2,583,577)       127,577
      Other current assets                          (17,179)       (12,794)
      Accounts payable                              246,893        (36,752)
      Accrued expenses                            1,018,913         (1,659)
      Other current liabilities                     (15,877)           -
    Increase in other assets                        (41,379)       (17,656)
    Increase (decrease) in deferred revenue       1,274,758        (54,002)
    Increase (decrease) in customers' deposits        3,635        (17,971)

        Net cash provided by operating activities   361,546        173,018

Cash flows from investing activities:
  Acquisition of property and equipment             (30,941)       (25,504)
  Investment in subsidiary                         (218,568)          -

            Net cash used in investing activities  (249,509)       (25,504)

Cash flows from financing activities:
  Proceeds from note payable to stockholder         500,000          -
  Proceeds from long-term debt                         -            20,000
  Principal payments on long-term debt and
    obligations under capital leases               (233,584)      (198,440)

            Net cash provided by (used in)
              financing activities                  266,416       (178,440)

Net increase (decrease) in cash and cash
   equivalents                                      378,453        (30,926)

Cash and cash equivalents at beginning of period    108,603         47,834

Cash and cash equivalents at end of period      $   487,056    $    16,908


See notes to unaudited condensed consolidated financial statements.


                             DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1995

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three months then ended.

          Certain reclassifications of amounts in the condensed consolidated financial statements have been made to reflect comparability.

     (2) This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the period ended December 31, 1994 and the information included on Forms 8-K, 8-K/A, and 8-K/A (Amendment No.
     2) dated February 3, 1995, April 19, 1995 and May 15, 1995, respectively.

     (3) On February 3, 1995, Dataguard Recovery Services, Inc. ("Dataguard") purchased certain operating assets of Twinsys, SA ("Twinsys"), a leading provider of computer disaster back-up services in France. The purchased assets include multi-year customer contracts expected to generate annual revenues of approximately 30 million French francs (approximately $6 million at current exchange rates) in 1995. The assets purchased by Dataguard also include the lease to Twinsys's main computer facility in Paris, France, all customer contracts, and certain other operating assets. Leases for certain of the computer equipment at the facility are being renegotiated with the lessors. Dataguard expects to lease certain additional computer equipment needed to meet the requirements under certain of the assumed customer contracts.
     Before the purchase by Dataguard, Twinsys had operated under the administration of a French insolvency tribunal since November 1994, following the apparent diversion of company assets to the personal benefit of a former officer. The purchase price was 1,050,000 French francs (approximately $210,000). Dataguard also assumed obligations under back-up contracts for which revenues of approximately 4.9 million French francs (approximately $1.0 million) had been prepaid.

     Dataguard financed the purchase with funds borrowed from EPI
    Corporation, Dataguard's largest stockholder, under an amendment to an existing loan agreement. John P. Snyder, EPI's President and Chairman, is a director of Dataguard. Dataguard also issued 16,000 shares of its common stock to EPI in connection with the loan.

     Summarized below are the proforma combined results of operations for the three months ended March 31, 1995 and 1994, adjusted to reflect the impact of certain lease terms which have been renegotiated; reduction of personnel costs as a result of fewer required Twinsys employees, reduced equipment and office rent expense by combining the Twinsys office locations; and the borrowing of $500,000 by Dataguard from a stockholder to finance the acquisition of Twinsys and to provide working capital for its initial operations as though the acquisition had occurred on January 1, 1995 and 1994, respectively.




                                       Three months ended March 31,
                                            1995           1994
           Revenues                    $2,664,000       $2,351,000
           Income (loss) before
             income taxes                 224,000         (632,000)
           Net income (loss)              224,000         (632,000)

           Net income (loss) per
             share of common stock     $      .04       $     (.14)


(4)  Other current liabilities consist of the following:

                                          March 31,      December 31,
                                            1995           1994
           Deferred revenue             $ 142,492        $ 199,455
           Customers' deposits             56,103           59,064
           Other                           11,165           27,043

                                        $ 209,760        $ 285,562

(5) Earnings per common share are computed based on the weighted average number of common and equivalent shares outstanding during the period using the treasury stock method. Dividends on the cumulative Series A Preferred Stock are deducted from net income (added to net loss) in the calculation of earnings per common share. There are 64,012 unexercised stock options outstanding under the Dataguard 1988 Stock Option Plan at March 31, 1995. Warrants to purchase 68,334 shares of common stock were outstanding at March 31, 1995. These outstanding stock options and warrants had no dilutive effect on earnings per common share.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's 1995 Annual Meeting of Shareholders was held on April 26, 1995. John A. Brenzel, James P. Buren, Richard W. Smith and John P. Snyder were elected as directors of the Company, to serve a one-year term expiring at the 1996 Annual Meeting of Shareholders and until their successors are elected and qualified. The election of directors was uncontested, and the four nominees received the following votes:


                                    Against                         Broker
                      For         or Withheld      Abstaining     Non-Votes

         Brenzel     3,687,437      14,500            -               0
         Buren       3,687,437      14,500            -               0
         Smith       3,687,437      14,500            -               0
         Snyder      3,687,437      14,500            -               0


        No other matters were voted on at the 1995 Annual Meeting.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              None.


         (b)  Reports on Form 8-K

              In connection with the Company's acquisition of certain operating assets of Twinsys on February 3, 1995, the Company filed a Current Report on Form 8-K dated February 3, 1995, as amended by Forms 8-K/A filed on April 19 and May 15, 1995.



MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenues of $2,003,809 and $1,071,454 for the three months ended March 31, 1995 and 1994, respectively. The Company reported net income of $77,060 for the three month period March 31, 1995 after reporting a net loss of $91,527 for the same period in 1994. The 87% increase in revenue is attributable almost entirely to the acquisition of certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe, by Twinsys Dataguard S.A., a newly formed subsidiary of the Company (hereinafter referred to as "Twinsys"), on February 3, 1995. See Note 3 of Notes to Condensed Consolidated Financial Statements for a more detailed explanation of the Twinsys acquisition. For the first quarter of 1995, Twinsys' revenues exceeded expenses by $318,152, which offset the net loss for the period from the Company's North American operations.

Backup service revenues for the Company's North American operations decreased 21% when compared to the comparable quarter in 1994. A significant decrease in Bull backup service revenues resulted from the expiration of the backup services contract with the Company's second largest customer effective January 1, 1995. Revenues under the expired contract represented approximately 16% of the Company's total revenues in 1994. IBM backup service revenues in the first quarter of 1995 grew by 84.6%, but were more than offset by this decrease in Bull backup service revenues. Consulting service revenues for the quarter ended March 31, 1995 exceeded revenues for the same period last year. This increase was offset by a comparable decrease in revenues from other data processing services during this period. Based upon the current consulting contracts that have been awarded to the Company, the Company expects revenues for 1995 from consulting services will exceed the consulting revenues recorded for 1994. Consulting services and other data processing services, by their nature, are not recurring, and therefore, significant changes in these service revenues can occur from year to year.

The Company's operating expenses increased to $1,822,072 for the three months ended March 31, 1995, from $1,067,504 in 1994. This increase is principally attributable to Twinsys. The Company's North American operations' operating expenses decreased slightly during the first quarter of 1995 when compared to the same period in 1994 principally from reductions in Bull computer equipment costs and certain marketing expenses. Selling, general and administrative expenses in North America increased approximately 14.5% for the quarter ended March 31, 1995 compared to 1994 due to the increased travel, professional fees, and telephone expenses incurred relative to Twinsys. General and administrative expenses had remained stable since 1987. These expenses are expected to be higher throughout 1995 as the Company establishes, refines and coordinates technical, sales and administrative procedures for its European operations.

Interest expense totaled $131,063 and $95,921 for the three months ended March 31, 1995 and 1994, respectively. Interest costs increased as a result of the additional debt incurred to purchase Twinsys as well as the addition of interest costs incurred by Twinsys in 1995.

Liquidity and Capital Resources

Accounts payable, accrued expenses and current installments of obligations under capital leases for computer equipment were the largest components of current liabilities, which exceeded current assets by $1,604,892 at March 31, 1995.

The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. As noted above, the Company's second largest customer, Honeywell, Inc., elected not to renew its backup agreement with the Company, which expired on December 31, 1994. Honeywell's action was the result of its decision to outsource certain of its data processing operations to an affiliate of Bull HN. The arrangement also included the provision of backup services. Revenues under the expired agreement totaled $720,000 per year, which represented approximately 16% of the Company's total service revenues during 1994. The Company did not significantly decrease its equipment costs as a result of the expiration of the Honeywell agreement. Thus, the expiration of the Honeywell agreement had a material adverse impact on the Company's revenues, income, and cash flows, in the first quarter of 1995. The Company currently cannot predict when it will be able to generate new revenues to offset lost revenues from Honeywell. Competitive pressures resulting from the presence of an affiliate of Bull HN as the first alternate provider of backup services to users of Bull computers in several years may also adversely affect revenues receivable under future contracts for such services.

The Company's current backup agreement with the General Electric Company (GE) expires in May 1995. Service revenues under the GE Agreement totaled approximately $1,200,000 in 1994, representing approximately 26% of the Company's total service revenues for that year. The Company has entered into a new agreement with GE. Annual revenues from this new agreement will be approximately 76% less than under the existing agreement, due to GE's reduced backup service requirements. Beginning in the third quarter of 1995, the Company's equipment cost associated with the GE agreement will significantly decrease.

Backup service revenues for the Company's customers are generated in most cases under multi-year, non-cancelable contracts that will provide quantifiable revenues over the next five years. These contractual revenues, net of unrecorded lease obligations, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at March 31, 1995. The Company expects to meet its other cash flow needs in 1995 through payments of consulting revenues by existing customers, the addition of new customers for both backup and consulting services, as well as the extension of payment terms on certain monthly expenses and other debt. In addition, cash flow from operations in 1995 is expected to be positively affected as certain computer equipment leases expire during 1995 and are replaced by new leases on more favorable terms. The Company has obtained and will continue to seek more favorable terms for its lease and maintenance agreements to reduce its costs and expenses. The Company's computer equipment will meet the technological requirements of the Company's current and prospective customers without the need for any material capital expenditure during 1995. The Company's objective is to finance the expansion of its services with the smallest possible adverse impact on the Company's liquidity position.

Twinsys Acquisition

As noted above, Dataguard purchased certain operating assets of Twinsys on February 3, 1995. The purchase price for the Twinsys assets was 1,050,000 French francs (approximately $210,000). To finance the purchase of the Twinsys assets and to provide working capital to Twinsys, the Company increased its borrowing under a short-term loan from a stockholder from $300,000 to $800,000. The Company expects this loan to be renewed at least through 1995. The purchased multi-year customer contracts are expected to generate annual revenues of approximately 30 million French francs (approximately $6,000,000 at current exchange rates) in 1995. In the Twinsys acquisition, the Company assumed obligations under backup contracts for which revenues of approximately 4.9 million French francs (approximately $1 million) had been prepaid prior to the acquisition.

The Twinsys operating results and cash flows in 1995, and Twinsys' ability to operate without additional funding from sources other than its own operations, depend upon Twinsys' ability to lease certain computer equipment necessary to support its existing customer contracts. Although no assurances can be given that Twinsys will be able to enter into long-term computer equipment leases on terms that will allow it to operate without additional funding, the Company has renegotiated some leases and believes the negotiations on the remaining leases are progressing. The acquisition of a leading European disaster recovery provider gives the Company, which is the leading provider to Bull users in North America, an immediate presence in the much larger Bull market in Europe. The continued profitability and liquidity of Twinsys in the future depends upon its ability to maintain existing customers and increase its share of the European market.


                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DATAGUARD RECOVERY SERVICES, INC.


Date:         May 19, 1995                 By: \s\ Richard W. Smith
                                               Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                            Title                   Date

\s\ Richard W. Smith                 President and Director       May 19, 1995
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
