Form 10QSB/A
period 1995-03-31
DATAGUARD RECOVERY SERVICES INC
filed 1995-05-31
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            __________

                           Form 10-QSB/A



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






Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27.  Financial Data Schedule


         (b)  Reports on Form 8-K

              In connection with the Company's acquisition of certain operating assets of Twinsys on February 3, 1995, the Company filed a Current Report on Form 8-K dated February 3, 1995, as amended by Forms 8-K/A filed on April 19 and May 15, 1995.












































                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                                           DATAGUARD RECOVERY SERVICES, INC.


Date:         May 30, 1995                 By: \s\ Richard W. Smith
                                               Richard W. Smith, President
                                               Chief Executive Officer, Chief
                                               Financial Officer, Chief
                                               Accounting Officer, Director













































                                    INDEX TO EXHIBITS

Exhibit No.               Description

    27          Financial Data Schedule























































                                      EXHIBIT 27

                               Financial Data Schedule

        This schedule contains summary financial information extracted from financial statements contained in the Registrant's 10-QSB/A for the period ended March 31, 1995, and is qualified in its entirety by reference to such financial statements.


Item Description:

Cash and cash items                                            $   487,056
Marketable securities                                                    0
Notes and accounts receivable -- trade                           2,706,845
Allowances for doubtful accounts                                         0
Inventory                                                                0
Total current assets                                             3,310,228
Property, plant and equipment                                   12,802,928
Accumulated depreciation                                         5,696,882
Total assets                                                    10,595,551
Total current liabilities                                        4,915,120
Mortgages                                                        1,880,755
Preferred stock -- mandatory redemption                                  0
Preferred stock -- no mandatory redemption                         341,670
Common stock                                                     3,005,833
Other stockholders' equity                                     (2,031,259)
Total liabilities and stockholders' equity                      10,595,551
Net sales of tangible products                                           0
Total revenues                                                   2,003,809
Cost of tangible goods solid                                             0
Total costs and expenses applicable to sales and revenues        1,822,072
Other costs and expenses                                           104,677
Provision for doubtful accounts and notes                                0
Interest and amortization of debt discount                               0
Income before taxes and other items                                 77,060
Income tax expense                                                       0
Income/loss continuing operations                                   77,060
Discontinued operations                                                  0
Extraordinary items                                                      0
Cumulative effect -- changes in accounting principles                    0
Net income or loss                                                  77,060
Earnings per share -- primary                                          .01
Earnings per share -- fully diluted                                    .01