Form 10QSB/A
period 1995-03-31
DATAGUARD RECOVERY SERVICES INC
filed 1995-07-03
CIK 797221

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

                                           DATAGUARD RECOVERY SERVICES, INC.


Date:         July 3, 1995                 By: \s\ Richard W. Smith
                                               Richard W. Smith, President
                                               Chief Executive Officer, Chief
                                               Financial Officer, Chief
                                               Accounting Officer, Director