Form 10QSB
period 1995-06-30
DATAGUARD RECOVERY SERVICES INC
filed 1995-08-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,981,770.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheets


                                                      June 30,     December 31,
                                                        1995           1994
                                                      (Unaudited)    (Audited)
Assets
Current assets:
  Cash and cash equivalents                          $   771,973   $   108,603
  Accounts receivable, net                             2,143,200       122,769
  Other current assets                                   137,634        99,149

        Total current assets                           3,052,807       330,521

Property and equipment, net                            9,565,487     5,224,022

Software development costs, net                              -          11,254
Other assets                                             161,786       137,896

                                                     $12,780,080   $ 5,703,693

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt             $   326,128   $   198,725
  Current installments of obligations under
    capital leases                                     2,226,836       783,927
  Notes payable to stockholders                          991,176       491,176
  Accounts payable                                     1,100,411       538,426
  Accrued expenses                                     1,016,720       242,491
  Deferred revenue                                           -         285,562

        Total current liabilities                      5,661,271     2,540,307

Long-term debt, excluding current installments         1,047,292     1,191,862
Obligations under capital leases,
    excluding current installments                     3,141,711       705,769
Customers' deposits                                       69,922        48,783
Deferred revenue                                       1,356,093           -

        Total liabilities                             11,276,289     4,486,721

Stockholders' equity:
  Preferred stock without par value.  Authorized
    2,000,000 shares:  Series A Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 34,167 shares at June 30,
    1995 and December 31, 1994                           341,670       341,670
  Common stock without par value.  Authorized
    6,000,000 shares; issued and outstanding
    4,981,770 shares at June 30, 1995 and
    4,949,770 shares at December 31, 1994              3,013,833     2,997,833
  Foreign currency translation adjustment                 (3,206)          -
  Accumulated deficit                                 (1,848,506)   (2,122,531)

        Total stockholders' equity                     1,503,791     1,216,972

                                                     $12,780,080   $ 5,703,693


See notes to unaudited condensed consolidated financial statements.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                               1995          1994   1995        1994

Service revenues            $2,224,475  $1,152,311  $4,228,284  $2,223,765

Operating expenses:
  Cost of services           1,139,888     791,739   2,520,068   1,596,083
  Selling, general and
    administrative expenses    669,270     252,843   1,111,162     516,003
                             1,809,158   1,044,582   3,631,230   2,112,086

      Operating income         415,317     107,729     597,054     111,679

Other income (expense):
  Interest expense            (185,962)   (105,024)   (317,025)   (200,946)
  Other                         (4,792)        237      21,594         681
                              (190,754)   (104,787)   (295,431)   (200,265)

      Net income (loss)     $  224,563  $    2,942   $ 301,623  $  (88,586)


Net income (loss) per share
  of common stock           $      .04  $      -     $     .06  $     (.02)

Weighted average number
  of common shares
  outstanding                4,978,957   4,737,506   4,970,897   4,734,521



See notes to unaudited condensed consolidated financial statements.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                        Series A              Foreign
                        Preferred Common      Currency   Accumulated
                          Stock    Stock     Translation   Deficit     Total
Balance at December
  31, 1994             $ 341,670 $2,997,833 $     -    $(2,122,531) $1,216,972

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Net income for three
  months ended March
  31, 1995                   -          -         -         77,060      77,060

Translation adjustment
  at March 31, 1995          -          -      14,212          -        14,212

Balance at March 31,
  1995                   341,670  3,005,833    14,212   (2,045,471)  1,316,244

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Payment of dividends         -          -         -        (27,598)    (27,598)

Net income for three
  months ended June
  30, 1995                   -          -         -        224,563     224,563

Translation adjustment
  at June 30, 1995           -          -     (17,418)         -       (17,418)

Balance at June 30,
  1995                 $ 341,670 $3,013,833 $  (3,206) $(1,848,506) $1,503,791

See notes to unaudited condensed consolidated financial statements.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                    Six Months Ended
                                                         June 30,
                                                  1995             1994
Cash flows from operating activities:
  Net income (loss)                               $   301,623      $   (88,586)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                   956,147          544,988
      Other                                           (34,235)             155
    Change in operating assets and liabilities:
      Accounts receivable                          (2,020,431)         138,421
      Other current assets                            (38,485)          (8,182)
      Accounts payable                                585,266          (45,240)
      Accrued expenses                                660,707           49,563
      Other current liabilities                       (25,851)             -
    Increase in other assets                          (22,486)         (14,005)
    Increase (decrease) in deferred revenue         1,156,638         (168,746)
    Increase (decrease) in customers' deposits          2,586            4,261

         Net cash provided by operating activities  1,521,479          412,629

Cash flows from investing activities:
  Acquisition of property and equipment              (345,868)         (39,726)
  Investment in subsidiary                           (218,568)             -

         Net cash used in investing activities       (564,436)         (39,726)

Cash flows from financing activities:
  Proceeds from note payable to stockholder           500,000              -
  Proceeds from long-term debt                            -             19,000
  Principal payments on long-term debt and
    obligations under capital leases                 (766,075)        (400,017)
  Payment of dividends                                (27,598)             -

            Net cash used in financing
              activities                             (293,673)        (381,017)

Net increase (decrease) in cash and cash equivalents  663,370           (8,114)

Cash and cash equivalents at beginning of period      108,603           47,834

Cash and cash equivalents at end of period        $   771,973      $    39,720


See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1995

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months then ended and cash flows for the six months then ended.

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

On February 3, 1995, the Company purchased certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe. Dataguard financed the purchase with funds borrowed from EPI Corporation, Dataguard's largest stockholder, under an amendment to an existing loan agreement. John P. Snyder, EPI's President and Chairman, is a director of Dataguard. Dataguard also issued 16,000 shares of its common stock to EPI in connection with the loan.

Summarized below are the proforma combined results of operations for the three and six months ended June 30, 1995 and 1994, as though the acquisition had occurred on January 1, 1995 and 1994, respectively adjusted to reflect the impact of certain lease terms which have been renegotiated; reduction of personnel costs as a result of fewer required Twinsys employees, reduced equipment and office rent expense by combining the Twinsys office locations; and the borrowing of $500,000 by Dataguard from a stockholder to finance the acquisition of Twinsys and to provide working capital for its initial operations.


                             Three months             Six Months
                             ended June 30,          ended June 30,
                            1995        1994        1995        1994
Revenues                 $2,224,415  $2,754,000  $4,888,000  $5,105,000
Income (loss) before
  income taxes              224,563     (43,000)    449,000    (589,000)
Net income (loss)           224,563     (43,000)    449,000    (589,000)

Net income (loss) per
  share of common stock  $      .04  $     (.01) $      .08  $     (.13)


(3) Earnings per common share are computed based on the weighted average number of common and equivalent shares outstanding during the period using the treasury stock method. Dividends on the cumulative Series A Preferred Stock are deducted from net income (added to net loss) in the calculation of earnings per common share. There are 66,012 unexercised stock options outstanding under the Dataguard 1988 Stock Option Plan at June 30, 1995. Warrants to purchase 68,334 shares of common stock were outstanding at June 30, 1995. These outstanding stock options and warrants had no dilutive effect on earnings per common share.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

              On February 7, 1995, Bull HN Information Systems Inc. ("Bull HN") and Honeywell Inc. filed a complaint for declaratory relief in Massachusetts Superior Court seeking a declaration that Bull HN's contractual obligation not to compete with Dataguard in the disaster recovery business was extinguished by certain provisions of a 1991 contract for promotional services between Bull HN and Dataguard, and upon the termination of that agreement Bull HN ceased to be precluded from competing with Dataguard. Dataguard has filed counterclaims against Bull HN claiming breach of contract, intentional interference with prospective economical advantage and certain related claims, and seeking declaratory and injunctive relief as to its contractual rights as well as compensatory damages of more than $2 million and punitive damages of up to $5 million. The lawsuit has been removed to the United States District Court for the District of Massachusetts.

              On March 24, 1995, Dataguard filed suit against Bull HN in the United States District Court for the Western District of Kentucky, alleging violations of federal antitrust laws as a result of Bull HN's use of certain practices in connection with the licensing of operating software for Bull HN computer systems to restrain competition in the markets for disaster recovery services, externally conducted computer services ("outsourcing") and sales of used Bull computer systems. The lawsuit seeks injunctive relief and compensatory damages in an unspecified amount. Bull HN has filed motions to dismiss the suit, to transfer the suit to the Massachusetts District Court and to stay the action pending disposition of the ongoing proceedings in Massachusetts District Court.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

         Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              None.


         (b)  Reports on Form 8-K

              None

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenues of $2,224,475 and $4,228,284 for the three and six months ended June 30, 1995, respectively. This compares to revenues of $1,152,311 and $2,223,765 for the comparable periods in 1994. The Company reported net income of $224,563 and $301,623 for the three and six month periods ended June 30, 1995 after reporting net income of $2,942 and a net loss of $88,586 for the same periods in 1994. The increase in revenue and net income for the three and six month periods in 1995 is attributable almost entirely to the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"). Dataguard acquired certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe on February 3, 1995. See Note 2 of Notes to Condensed Consolidated Financial Statements for a more detailed explanation of the Twinsys acquisition. For the first two quarters of 1995, Twinsys' revenues exceeded expenses by $795,577, which offset the net loss for the period from the Company's North American operations.

Backup service revenues through June 30, 1995 for the Company's North American operations decreased 21% when compared to the same period in 1994. A significant decrease in Bull backup service revenues resulted from the renegotiation of the backup services contract with the Company's largest customer effective June 1, 1995, and the expiration of the backup services contract with the Company's second largest customer effective January 1, 1995. Revenues under the renegotiated contract were significantly reduced on June 1, 1995. The expired contract represented approximately 16% of the Company's total revenues in 1994. IBM backup service revenues in the second quarter of 1995 and year to date through June 30, 1995 grew by 54% and 67%, respectively, but were more than offset by this decrease in Bull backup service revenues. Consulting service revenues for the quarter and year to date ended June 30, 1995 exceeded revenues for the same periods last year. These increases were offset by comparable decreases in revenues from other data processing services during these periods. Based upon the current consulting contracts that have been awarded to the Company, the Company expects revenues for 1995 from consulting services will exceed the consulting revenues recorded for 1994. Consulting services and other data processing services, by their nature, are not recurring, and therefore, significant changes in these service revenues can occur from year to year.

The Company's operating expenses increased to $1,809,158 and $3,631,230 for the three and six months ended June 30, 1995, from $1,044,582 and $2,112,086 for the same periods in 1994. These increases are principally attributable to Twinsys. The Company's North American operations' operating expenses has decreased slightly in 1995 when compared to 1994 principally from reductions in Bull computer equipment costs and certain marketing expenses. Selling, general and administrative expenses in North America has doubled during the six months ended June 30, 1995 when compared to the same period in 1994 due to the increased personnel, travel, professional fees, and telephone expenses incurred relative to Twinsys. General and administrative expenses prior to 1995 had remained stable for a number of years. These expenses are expected to be higher throughout 1995 as the Company establishes, refines and coordinates technical, sales and administrative procedures for its European operations.

Interest expense totaled $185,962 and $317,025 for the three and six months ended June 30, 1995, respectively, and $105,024 and $200,946 for the same periods in 1994. Interest costs increased as a result of the additional debt incurred to purchase Twinsys as well as the addition of interest costs associated with capitalized computer equipment leases incurred by Twinsys in 1995.

Liquidity and Capital Resources

Accounts payable, accrued expenses and current installments of obligations under capital leases for computer equipment were the largest components of current liabilities, which exceeded current assets by $2,608,464 at June 30, 1995.

The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. As noted above, the Company's second largest customer, Honeywell, Inc., elected not to renew its backup agreement with the Company, which expired on December 31, 1994. Honeywell's action was the result of its decision to outsource certain of its data processing operations to an affiliate of Bull HN. The arrangement also included the provision of backup services. Revenues under the expired agreement totaled $720,000 per year, which represented approximately 16% of the Company's total service revenues during 1994. The Company did not significantly decrease its equipment costs as a result of the expiration of the Honeywell agreement. Thus, the expiration of the Honeywell agreement had a material adverse impact on the Company's revenues, income, and cash flows, in the first and second quarters of 1995. The Company currently cannot predict when it will be able to generate new revenues to offset lost revenues from Honeywell. Competitive pressures resulting from the presence of an affiliate of Bull HN as the first alternate provider of backup services to users of Bull computers in several years may also adversely affect revenues receivable under future contracts for such services.

The Company's backup agreement with the General Electric Company (GE) expired in May 1995. Service revenues under the GE Agreement totaled approximately $1,200,000 in 1994, representing approximately 26% of the Company's total service revenues for that year. The Company has entered into a new agreement with GE. Annual revenues from this new agreement will be significantly less than under the existing agreement, due to GE's reduced backup service requirements. Beginning in the third quarter of 1995, the Company's equipment cost associated with the GE agreement will also significantly decrease. Revised revenue should exceed the revised equipment costs associated with the GE agreement.

Backup service revenues for the Company's customers are generated in most cases under multi-year, non-cancelable contracts that will provide quantifiable revenues over the next five years. These contractual revenues, net of unrecorded lease obligations, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at June 30, 1995. The Company expects to meet its other cash flow needs in 1995 through payments of consulting revenues by existing customers, the addition of new customers for both backup and consulting services, as well as the extension of payment terms on certain monthly expenses and other debt. In addition, cash flow from operations in 1995 is expected to be positively affected as certain computer equipment leases expire during 1995 and are replaced by new leases on more favorable terms. The Company has obtained and will continue to seek more favorable terms for its lease and maintenance agreements to reduce its costs and expenses. The Company's computer equipment will meet the technological requirements of the Company's current and prospective customers without the need for any material capital expenditure during 1995. The Company's objective is to finance the expansion of its services with the smallest possible adverse impact on the Company's liquidity position.

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

The Twinsys operating results and cash flows in 1995, and Twinsys' ability to operate without additional funding from sources other than its own operations, depend upon Twinsys' ability to lease certain computer equipment necessary to support its existing customer contracts. Twinsys has entered into long-term computer equipment leases on terms that should allow it to operate without additional funding. The Company has renegotiated most leases and believes the negotiations on the remaining leases are progressing. The acquisition of a leading European disaster recovery provider gives the Company, which is the leading provider to Bull users in North America, an immediate presence in the much larger Bull market in Europe. The continued profitability and liquidity of Twinsys in the future depends upon its ability to maintain existing customers and increase its share of the European market.


                                        SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DATAGUARD RECOVERY SERVICES, INC.


Date:         August 14, 1995            By:  \s\  Richard W. Smith
                                              Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                    Title                      Date
\s\ Richard W. Smith                 President and Director     August 14, 1995
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
