Form 10QSB
period 1995-09-30
DATAGUARD RECOVERY SERVICES INC
filed 1995-11-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,999,770.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheets


                                                 September 30,     December 31,
                                                     1995           1994
                                                  (Unaudited)    (Audited)
Assets
Current assets:
  Cash and cash equivalents                        $   412,823   $   108,603
  Accounts receivable, net                           1,811,007       122,769
  Other current assets                                 174,244        99,149

        Total current assets                         2,398,074       330,521

Property and equipment, net                          9,329,170     5,224,022

Other assets, net                                      153,537       149,150

                                                   $11,880,781   $ 5,703,693

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   328,516   $   198,725
  Current installments of obligations under
    capital leases                                   1,896,384       783,927
  Notes payable to stockholders                        991,176       491,176
  Accounts payable                                     855,941       538,426
  Accrued expenses and other current liabilities     1,144,025       528,053

        Total current liabilities                    5,216,042     2,540,307

Long-term debt, excluding current installments       1,035,979     1,191,862
Obligations under capital leases,
    excluding current installments                   2,386,407       705,769
Customers' deposits                                     56,333        48,783
Deferred revenue                                     1,421,060           -

        Total liabilities                           10,115,821     4,486,721

Stockholders' equity:
  Preferred stock without par value.  Authorized
    2,000,000 shares:  Series A Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 34,167 shares at
    September 30, 1995 and December 31, 1994           341,670       341,670
  Common stock without par value.  Authorized
    6,000,000 shares; issued and outstanding
    4,999,770 shares at September 30, 1995 and
    4,949,770 shares at December 31, 1994            3,021,833     2,997,833
  Foreign currency translation adjustment               38,847           -
  Accumulated deficit                               (1,637,390)   (2,122,531)

        Total stockholders' equity                   1,764,960     1,216,972

                                                   $11,880,781   $ 5,703,693


See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended   Nine Months Ended
                                 September 30,        September 30,
                               1995          1994   1995        1994

Service revenues            $2,463,350  $1,164,438  $6,691,634  $3,338,203

Operating expenses:
  Cost of services           1,453,229     784,143   3,973,297   2,380,226
  Selling, general and
    administrative expenses    621,055     279,272   1,732,217     795,275
                             2,074,284   1,063,415   5,705,514   3,175,501

      Operating income         389,066     101,023     986,120     212,702

Other income (expense):
  Interest expense            (195,226)    (99,066)   (512,251)   (300,011)
  Other                         28,207         376      49,801       1,057
                              (167,019)    (93,690)   (462,450)   (298,954)

      Net income (loss)     $  222,047  $    2,333   $ 523,670  $  (86,252)


Net income (loss) per share
  of common stock           $      .04  $      -     $     .10  $     (.02)

Weighted average number
  of common shares
  outstanding                4,995,161   4,928,292   4,979,074   4,799,821



See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                        Series A              Foreign
                        Preferred Common      Currency   Accumulated
                          Stock    Stock     Translation   Deficit     Total
Balance at December
  31, 1994             $ 341,670 $2,997,833 $     -    $(2,122,531) $1,216,972

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Net income for three
  months ended March
  31, 1995                   -          -         -         77,060      77,060

Translation adjustment
  at March 31, 1995          -          -      14,212          -        14,212

Balance at March 31,
  1995                   341,670  3,005,833    14,212   (2,045,471)  1,316,244

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Payment of dividends         -          -         -        (27,598)    (27,598)

Net income for three
  months ended June
  30, 1995                   -          -         -        224,563     224,563

Translation adjustment
  at June 30, 1995           -          -     (17,418)         -       (17,418)

Balance at June 30,
  1995                    341,670  3,013,833    (3,206)  (1,848,506)  1,503,791

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Payment of dividends         -          -         -        (10,931)    (10,931)

Net income for three
  months ended September
  30, 1995                   -          -         -        222,047     222,047

Translation adjustment
  at September 30, 1995      -          -      42,053          -        42,053

Balance at September 30,
  1995                   $341,670 $3,021,833 $ 38,847 $ (1,637,390) $1,764,960

See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                   Nine Months Ended
                                                     September 30,
                                                  1995             1994
Cash flows from operating activities:
  Net income (loss)                               $   523,670      $   (86,252)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                 1,508,400          810,843
      Other                                             2,597            1,236
    Change in operating assets and liabilities:
      Accounts receivable                          (1,688,237)         147,595
      Other current assets                            (75,096)          26,706
      Accounts payable                                317,515         (142,885)
      Accrued expenses and other
        current liabilities                           791,296           59,307
    Increase in other assets                          (20,805)         (16,952)
    Increase (decrease) in deferred revenue         1,221,606         (261,276)
    Increase in customers' deposits                    31,684           13,456

         Net cash provided by operating activities  2,612,630          551,778

Cash flows from investing activities:
  Acquisition of property and equipment              (595,903)         (44,485)
  Investment in subsidiary                            (50,870)             -

         Net cash used in investing activities       (646,773)         (44,485)

Cash flows from financing activities:
  Proceeds from note payable to stockholder           500,000               -
  Proceeds from notes payable to bank                     -              19,150
  Proceeds from issuance of common stock                  -             100,000
  Principal payments on long-term debt and
    obligations under capital leases               (2,123,108)        (594,707)
  Payment of dividends                                (38,529)             -

            Net cash used in financing
              activities                           (1,661,637)        (475,557)

Net increase in cash and cash equivalents             304,220           31,736

Cash and cash equivalents at beginning of period      108,603           47,834

Cash and cash equivalents at end of period        $   412,823      $    79,570


See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1995

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months then ended and cash flows for the nine months then ended. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

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

Summarized below are the proforma combined results of operations for the three and nine months ended September 30, 1995 and 1994, as though the acquisition had occurred on January 1, 1995 and 1994, respectively adjusted to reflect the impact of certain lease terms which have been renegotiated; reduction of personnel costs as a result of fewer required Twinsys employees, reduced equipment and office rent expense by combining the Twinsys office locations; and the borrowing of $500,000 by Dataguard from a stockholder to finance the acquisition of Twinsys and to provide working capital for its initial operations.



                             Three months            Nine Months
                          ended September 30,     ended September 30,
                            1995        1994        1995        1994
Revenues                 $2,463,350  $3,025,000  $7,352,000  $8,130,000
Income (loss) before
  income taxes              222,047    (421,000)    671,000  (1,010,000)
Net income (loss)           222,047    (421,000)    671,000  (1,010,000)

Net income (loss) per
  share of common stock  $      .04  $     (.09) $      .12  $     (.22)


(3) Earnings per common share are computed based on the weighted average number of common and equivalent shares outstanding during the period using the treasury stock method. Dividends on the cumulative Series A Preferred Stock are deducted from net income (added to net loss) in the calculation of earnings per common share. There are 66,012 unexercised stock options outstanding under the Dataguard 1988 Stock Option Plan at September 30, 1995. Warrants to purchase 68,334 shares of common stock were outstanding at September 30, 1995. These outstanding stock options and warrants had no dilutive effect on earnings per common share.

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

              On March 24, 1995, Dataguard filed suit against Bull HN in the United States District Court for the Western District of Kentucky, alleging violations of federal antitrust laws as a result of Bull HN's use of certain practices in connection with the licensing of operating software for Bull HN computer systems to restrain competition in the markets for disaster recovery services, externally conducted computer services ("outsourcing") and sales of used Bull computer systems. The lawsuit seeks injunctive relief and compensatory damages in an unspecified amount. The suit has been transferred to the Massachusetts District Court. Bull HN has also filed motions to dismiss the suit and to stay the action pending disposition of the ongoing contract proceedings in Massachusetts District Court, which motions are pending.

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

         Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              None.


         (b)  Reports on Form 8-K

              None


MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenues of $2,463,350 and $6,691,634 for the three and nine months ended September 30, 1995, respectively. This compares to revenues of $1,164,438 and $3,338,203 for the comparable periods in 1994. The Company reported net income of $222,047 and $523,670 for the three and nine month periods ended September 30, 1995 after reporting net income of $2,333 and a net loss of $86,252 for the same periods in 1994. The increase in revenue and net income for the three and nine month periods in 1995 is attributable almost entirely to the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"). Dataguard acquired certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe on February 3, 1995. See Note 2 of Notes to Condensed Consolidated Financial Statements for a more detailed explanation of the Twinsys acquisition. For the first three quarters of 1995, Twinsys' revenues exceeded expenses, which more than offset the net loss for the period from the Company's North American operations.

Backup service revenues through September 30, 1995 for the Company's North American operations decreased 21% when compared to the same period in 1994. A significant decrease in Bull backup service revenues resulted from the expiration of the Company's second largest and largest contracts effective January 1 and June 1, 1995, respectively. These contracts together generated approximately 42% of the Company's revenues in 1994. The Company's new contract with its largest customer, the General Electric Company, took effect on June 1, 1995, and provides for significantly lower revenues due to GE's reduced backup service requirements. See "Liquidity and Capital Resources." IBM backup service revenues through September 30, 1995 grew by 25%, but were more than offset by the decrease in Bull backup service revenues. Consulting service revenues for the quarter and year to date ended September 30, 1995 exceeded revenues for the same periods last year. These increases were offset by comparable decreases in revenues from other data processing services during these periods. Based upon the current consulting contracts that have been awarded to the Company, revenues for 1995 from consulting services will exceed the consulting revenues recorded for 1994. Consulting services and other data processing services, by their nature, are not recurring, and therefore, significant changes in these service revenues can occur from year to year.

The Company's operating expenses increased to $2,074,284 and $5,705,514 for the three and nine months ended September 30, 1995, from $1,063,415 and $3,175,501, respectively for the same periods in 1994. These increases are principally attributable to Twinsys. The Company's North American operations' operating expenses has decreased slightly in 1995 when compared to 1994 principally from reductions in Bull computer equipment lease and maintenance costs. Selling, general and administrative expenses in North America have increased approximately 20% during the nine months ended September 30, 1995 when compared to the same period in 1994 due to the increased personnel, travel, professional fees, and telephone expenses incurred relative to Twinsys. General and administrative expenses prior to 1995 had remained stable for a number of years. These expenses are expected to be higher throughout 1995 as the Company establishes, refines and coordinates technical, sales and administrative procedures for its European operations.

Interest expense totaled $195,226 and $512,251 for the three and nine months ended September 30, 1995, respectively, and $99,066 and $300,011 for the same periods in 1994. Interest costs increased as a result of the additional debt incurred to purchase Twinsys and capitalized computer equipment leases entered into by Twinsys in 1995.

Liquidity and Capital Resources

Accounts payable, accrued expenses and current installments of obligations under capital leases for computer equipment were the largest components of current liabilities, which exceeded current assets by $2,817,969 at September 30, 1995.

The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. Backup services revenues for the Company's customers are generated in most cases under multi-year, non-cancelable contracts that will provide quantifiable revenues over the next five years. These contractual revenues, net of unrecorded lease obligations, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at September 30, 1995.

The net operating results of Twinsys have provided a significant, positive impact upon the consolidated working capital of the Company. However, the timing and volume of working capital transfers between Twinsys and Dataguard are subject to rules governing dividend payments by French subsidiaries of multi-national corporations. The Company will assess the working capital needs of its North American and European operations at year end and will determine appropriate allocations of working capital at that time. The Company expects to meet its other cash flow needs in 1995 through payments of consulting revenues by existing customers, the addition of new customers for both backup and consulting services, as well as the extension of payment terms on certain monthly expenses and other debt. In addition, cash flow from operations in 1995 is expected to be positively affected as certain computer equipment leases expire during the last quarter of 1995 and are replaced by new leases on more favorable terms. The Company has obtained and will continue to seek more favorable terms for its lease and maintenance agreements to reduce its costs and expenses. The Company's computer equipment will meet the technological requirements of the Company's current and prospective customers without the need for any material capital expenditure during 1995. The Company is exploring alternatives for financing the addition of computer equipment needed for the backup requirements of some of Twinsys' largest customers beginning in the first quarter of 1996. The Company's objective is to finance capital needs with the smallest possible adverse impact on the Company's liquidity position.

As noted above, the Company's new contract with GE will generate lower backup service revenues. However, the contract also enables the Company to significantly reduce equipment costs associated with GE's backup service requirements, beginning the third quarter of 1995. The Company has not yet been able to generate new revenues in North America to offset lost revenues from the expiration of its two largest contracts in 1995 and cannot currently predict when it will be able to accomplish this. Revenues receivable under future contracts for backup services may also be adversely impacted by new competitive pressures. During the year, an affiliate of Bull HN entered the alternate provider of backup services market for Bull users. See Part II Item 1 (Legal Proceedings) of Form 10QSB for additional discussion.

Twinsys Acquisition

As noted above, Dataguard purchased certain operating assets of Twinsys on February 3, 1995. The purchase price for the Twinsys assets was 1,050,000 French francs (approximately $210,000). To finance the purchase of the Twinsys assets and to provide working capital to Twinsys, the Company increased its borrowing under a short-term loan from a stockholder from $300,000 to $800,000. The Company expects this loan to be renewed at least through 1995. The purchased multi-year customer contracts are expected to generate annual revenues of approximately 30 million French francs (approximately $6,000,000 at current exchange rates) in 1995. In the Twinsys acquisition, the Company assumed obligations under backup contracts for which revenues of approximately
4.9 million French francs (approximately $1 million) had been prepaid prior to the acquisition. Since February, Twinsys has renewed or renegotiated backup services contracts with substantially all of its customers that were under contract at the time of the acquisition and it has successfully renegotiated its most significant computer leases.

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


                                        DATAGUARD RECOVERY SERVICES, INC.


Date:         October 14, 1995           By:  \s\  Richard W. Smith
                                              Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                    Title                      Date
\s\ Richard W. Smith                 President and Director    October 14, 1995
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
