Form 10QSB/A
period 1995-03-31
DATAGUARD RECOVERY SERVICES INC
filed 1996-03-12
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                  Form 10-QSB/A


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




                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheets


                                                      March 31,    December 31,
                                                        1995             1994
                                                     (Unaudited)      (Audited)
Assets
Current assets:
  Cash and cash equivalents                         $   487,056     $   108,603
  Accounts receivable, net                            2,706,845         122,769
  Other current assets                                  116,327          99,149

        Total current assets                          3,310,228         330,521

Property and equipment, net                           7,106,046       5,224,022

Software development costs, net                             618          11,254
Other assets                                            178,659         137,896

                                                    $10,595,551     $ 5,703,693

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt            $   280,632     $   198,725
  Current installments of obligations
    under capital leases                              1,316,154         783,927
  Notes payable to stockholders                         991,176         491,176
  Accounts payable                                      785,320         538,426
  Accrued expenses                                    1,332,078         242,491
  Accrued income taxes                                   35,300             -
  Other current liabilities                             209,760         285,562

        Total current liabilities                     4,950,420       2,540,307

Long-term debt, excluding current installments        1,101,484       1,191,862
Obligations under capital leases,
    excluding current installments                    1,875,602         705,769
Customers' deposits                                      55,380          48,783
Deferred revenue                                      1,331,721             -
Deferred income taxes                                    82,400             -

        Total liabilities                             9,397,007       4,486,721

Stockholders' equity:
  Preferred stock without par value.  Authorized
    2,000,000 shares:  Series A Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 34,167 shares at
    March 31, 1995 and December 31, 1994                341,670        341,670
  Common stock without par value.  Authorized
    6,000,000 shares; issued and outstanding
    4,965,770 shares at March 31, 1995 and
    4,949,770 shares at December 31, 1994             3,005,833      2,997,833

  Foreign currency translation adjustment                14,212             -
  Accumulated deficit                                (2,163,171)    (2,122,531)

        Total stockholders' equity                    1,198,544      1,216,972

                                                    $10,595,551    $ 5,703,693


See notes to unaudited condensed consolidated financial statements.



                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three Months Ended
                                                          March 30,
                                                  1995                 1994
Service revenues                             $  2,003,809          $ 1,071,454

Operating expenses:
  Cost of services                              1,380,180              804,344
  Selling, general and administrative expenses    441,892              263,160
                                                1,822,072            1,067,504

        Operating income                          181,737                3,950

Other income (expense):
  Interest expense                               (131,063)             (95,921)
  Other income                                     26,386                  444
                                                 (104,677)             (95,477)

Income (loss) before income taxes                  77,060              (91,527)

Provision for income taxes                        117,700                  -

        Net loss                              $   (40,640)        $    (91,527)


Net loss per share of common stock            $      (.01)        $       (.02)

Weighted average number of common shares
  outstanding                                   4,962,748             4,731,503


See notes to unaudited condensed consolidated financial statements.


                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                 Series A               Foreign
                 Preferred    Common    Currency    Accumulated
                   Stock      Stock    Translation    Deficit       Total
Balance at
  December 31,
  1994           $ 341,670  $2,997,833  $     -     $(2,122,531)  $1,216,972

Issuance of
  16,000 shares
  of Common Stock      -         8,000        -             -          8,000

Net loss for
  three months
  ended March
  31, 1995             -           -          -         (40,640)     (40,640)

Translation
  adjustment at
  March 31, 1995       -           -       14,212            -        14,212

Balance at March
  31, 1995       $ 341,670  $3,005,833  $  14,212   $(2,163,171)  $1,198,544


See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   1995                  1994
Cash flows from operating activities:
  Net loss                                   $   (40,640)          $   (91,527)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization              384,433               277,647
      Deferred income taxes                       82,400                   -
      Other                                       13,866                   155
    Change in operating assets and liabilities:
      Accounts receivable                     (2,583,577)              127,577
      Other current assets                       (17,179)              (12,794)
      Accounts payable                           246,893               (36,752)
      Accrued expenses                         1,018,913                (1,659)
      Accrued income taxes                        35,300                   -
      Other current liabilities                  (15,877)                  -
    Increase in other assets                     (41,379)              (17,656)
    Increase (decrease) in deferred revenue    1,274,758               (54,002)
    Increase (decrease) in customers' deposits     3,635               (17,971)

            Net cash provided by operating
              activities                         361,546               173,018

Cash flows from investing activities:
  Acquisition of property and equipment          (30,941)              (25,504)
  Investment in subsidiary                      (218,568)                  -

            Net cash used in investing
              activities                        (249,509)              (25,504)

Cash flows from financing activities:
  Proceeds from note payable to stockholder      500,000                   -
  Proceeds from long-term debt                       -                  20,000
  Principal payments on long-term debt and
    obligations under capital leases            (233,584)             (198,440)

            Net cash provided by (used in)
              financing activities               266,416              (178,440)

Net increase (decrease) in cash and cash
  equivalents                                    378,453               (30,926)

Cash and cash equivalents at beginning of
  period                                         108,603                47,834

Cash and cash equivalents at end of period   $   487,056           $    16,908



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

(3) On February 3, 1995, Dataguard Recovery Services, Inc. ("Dataguard")purchased certain operating assets of Twinsys, SA ("Twinsys"), a leading provider of computer disaster back-up services in France. The purchased assets include multi-year customer contracts expected to generate annual revenues of approximately 30 million French francs (approximately $6 million at current exchange rates) in 1995. The assets purchased by Dataguard also include the lease to Twinsys's main computer facility in Paris, France, all customer contracts, and certain other operating assets. Leases for certain of the computer equipment at the facility are being renegotiated with the lessors. Dataguard expects to lease certain additional computer equipment needed to meet the requirements under certain of the assumed customer contracts. Before the purchase by Dataguard, Twinsys had operated under the administration of a French insolvency tribunal since November 1994, following the apparent diversion of company assets to the personal benefit of a former officer. The purchase price was 1,050,000 French francs (approximately $210,000). Dataguard also assumed obligations under back-up contracts for which revenues of approximately 4.9 million French francs (approximately $1.0 million) had been prepaid.

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




                                          Three months ended March 31,
                                            1995           1994
           Revenues                    $2,664,000       $2,351,000
           Net income (loss)               52,000         (632,000)

           Net income (loss) per
             share of common stock     $      .01       $     (.14)

(4) For financial reporting purposes, income (loss) before income taxes includes the following components:

                                          March 31,      March 31,
                                            1995           1994
           Pretax income (loss)
             United States              $(241,092)       $( 91,527)
             Foreign                      318,152              -

                                        $  77,060        $ (91,527)

The provision for income tax expense in 1995 ($117,700; $0 in 1994) is attributable to earnings from foreign operations, the components of which follows:

           Foreign - current            $  35,300
           Foreign - deferred              82,400

                                        $ 117,700

A reconciliation of the income tax expense for the three months ended March 31, 1995 and 1994 with the federal statutory rate is as follows:

                                          March 31,      March 31,
                                            1995           1994
           Tax expense (benefit) at
             U.S. statutory rates       $  26,200        $ (31,119)

           Operating losses in the
             U.S. generating no
             current tax benefit           81,971           31,119

           Higher effective income tax
             rate of foreign operations     9,529              -

                                        $ 117,700        $     -



(5)  Other current liabilities consist of the following:

                                          March 31,     December 31,
                                            1995           1994
           Deferred revenue             $ 142,492        $ 199,455
           Customers' deposits             56,103           59,064
           Other                           11,165           27,043

                                        $ 209,760        $ 285,562


(6) Earnings per common share are computed based on the weighted average number of common and equivalent shares outstanding during the period using the treasury stock method. Dividends on the cumulative Series A Preferred Stock are deducted from net income (added to net loss) in the calculation of earnings per common share. There are 64,012 unexercised stock options outstanding under the Dataguard 1988 Stock Option Plan at March 31, 1995. Warrants to purchase 68,334 shares of common stock were outstanding at March 31, 1995. These outstanding stock options and warrants had no dilutive effect on earnings per common share.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenues of $2,003,809 and $1,071,454 for the three months ended March 31, 1995 and 1994, respectively. The Company reported a net loss of $40,640 for the three month period March 31, 1995 after reporting a net loss of $91,527 for the same period in 1994. The 87% increase in revenue is attributable almost entirely to the acquisition of certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe, by Twinsys Dataguard S.A., a newly formed subsidiary of the Company (hereinafter referred to as "Twinsys"), on February 3, 1995. See Note 3 of Notes to Condensed Consolidated Financial Statements for a more detailed explanation of the Twinsys acquisition. For the first quarter of 1995, Twinsys' revenues exceeded expenses before income taxes by $318,152, which significantly offset the net loss for the period from the Company's North American operations.

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

The provision for income taxes totalled $117,700 and $0 for the three months ended March 31, 1995 and 1994, respectively. This provision is attributable to income from foreign operations. No income tax benefits can be recognized for operating losses that have been generated in the U.S.

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



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              In connection with the Company's acquisition of certain operating assets of Twinsys on February 3, 1995, the Company filed a Current report on Form 8-K dated February 3, 1995, as amended by Forms 8-K/A filed on April 19 and May 15, 1995.







                                        SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this amendment to its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                           DATAGUARD RECOVERY SERVICES, INC.


Date:         March 12, 1996               By:  \s\  Richard W. Smith

                                                     Richard W. Smith,
President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                       Date

\s\ Richard W. Smith               President and Director       March 12, 1996
Richard W. Smith                   (Chief Executive Officer)
                                   (Chief Financial Officer)
                                   (Chief Accounting Officer)
