Form 10QSB/A
period 1995-06-30
DATAGUARD RECOVERY SERVICES INC
filed 1996-03-12
CIK 797221

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

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheets


                                                   June 30,     December 31,
                                                     1995           1994
                                                  (Unaudited)    (Audited)
Assets
Current assets:
  Cash and cash equivalents                        $   771,973   $   108,603
  Accounts receivable, net                           2,143,200       122,769
  Other current assets                                 137,634        99,149

        Total current assets                         3,052,807       330,521

Property and equipment, net                          9,565,487     5,224,022

Software development costs, net                            -          11,254
Other assets                                           161,786       137,896

                                                   $12,780,080   $ 5,703,693

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   326,128   $   198,725
  Current installments of obligations under
    capital leases                                   2,226,836       783,927
  Notes payable to stockholders                        991,176       491,176
  Accounts payable                                   1,100,411       538,426
  Accrued expenses                                   1,016,720       242,491
  Accrued income taxes                                  88,280           -
  Deferred revenue                                         -         285,562

        Total current liabilities                    5,749,551     2,540,307

Long-term debt, excluding current installments       1,047,292     1,191,862
Obligations under capital leases,
    excluding current installments                   3,141,711       705,769
Customers' deposits                                     69,922        48,783
Deferred income taxes                                  206,020           -
Deferred revenue                                     1,356,093           -

        Total liabilities                           11,570,589     4,486,721

Stockholders' equity:
  Preferred stock without par value.  Authorized
    2,000,000 shares:  Series A Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 34,167 shares at June 30,
    1995 and December 31, 1994                         341,670       341,670
  Common stock without par value.  Authorized
    6,000,000 shares; issued and outstanding
    4,981,770 shares at June 30, 1995 and
    4,949,770 shares at December 31, 1994            3,013,833     2,997,833
  Foreign currency translation adjustment               (3,206)          -
  Accumulated deficit                               (2,142,806)   (2,122,531)

        Total stockholders' equity                   1,209,491     1,216,972

                                                   $12,780,080   $ 5,703,693


See notes to unaudited condensed consolidated financial statements.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                               1995          1994   1995        1994

Service revenues            $2,224,475  $1,152,311  $4,228,284  $2,223,765

Operating expenses:
  Cost of services           1,139,888     791,739   2,520,068   1,596,083
  Selling, general and
    administrative expenses    669,270     252,843   1,111,162     516,003
                             1,809,158   1,044,582   3,631,230   2,112,086

      Operating income         415,317     107,729     597,054     111,679

Other income (expense):
  Interest expense            (185,962)   (105,024)   (317,025)   (200,946)
  Other                         (4,792)        237      21,594         681
                              (190,754)   (104,787)   (295,431)   (200,265)

      Income (loss) before
        income taxes        $  224,563  $    2,942   $ 301,623  $  (88,586)

Provision for income taxes  $  176,600  $      -     $ 294,300  $      -

  Net income (loss)         $   47,963  $    2,942   $   7,323  $   (88,586)

Net income (loss) per share
  of common stock           $      .01  $      -     $     -    $     (.02)

Weighted average number
  of common shares
  outstanding                4,978,957   4,737,506   4,970,897   4,734,521



See notes to unaudited condensed consolidated financial statements.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                        Series A              Foreign
                        Preferred Common      Currency   Accumulated
                          Stock    Stock     Translation   Deficit     Total
Balance at December
  31, 1994             $ 341,670 $2,997,833 $     -    $(2,122,531) $1,216,972

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Net loss for three
  months ended March
  31, 1995                   -          -         -        (40,640)    (40,640)

Translation adjustment
  at March 31, 1995          -          -      14,212          -        14,212

Balance at March 31,
  1995                   341,670  3,005,833    14,212   (2,163,171)  1,198,544

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Payment of dividends         -          -         -        (27,598)    (27,598)

Net income for three
  months ended June
  30, 1995                   -          -         -         47,963      47,963

Translation adjustment
  at June 30, 1995           -          -     (17,418)         -       (17,418)

Balance at June 30,
  1995                 $ 341,670 $3,013,833 $  (3,206) $(2,142,806) $1,209,491


See notes to unaudited condensed consolidated financial statements.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                    Six Months Ended
                                                         June 30,
                                                  1995             1994
Cash flows from operating activities:
  Net income (loss)                               $     7,323      $   (88,586)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                   956,147          544,988
      Deferred income taxes                           206,020              -
      Other                                           (34,235)             155
    Change in operating assets and liabilities:
      Accounts receivable                          (2,020,431)         138,421
      Other current assets                            (38,485)          (8,182)
      Accounts payable                                585,266          (45,240)
      Accrued expenses                                660,707           49,563
      Accrued income taxes                             88,280              -
      Other current liabilities                       (25,851)             -
    Increase in other assets                          (22,486)         (14,005)
    Increase (decrease) in deferred revenue         1,156,638         (168,746)
    Increase (decrease) in customers' deposits          2,586            4,261

         Net cash provided by operating activities  1,521,479          412,629

Cash flows from investing activities:
  Acquisition of property and equipment              (345,868)         (39,726)
  Investment in subsidiary                           (218,568)             -

         Net cash used in investing activities       (564,436)         (39,726)

Cash flows from financing activities:
  Proceeds from note payable to stockholder           500,000              -
  Proceeds from long-term debt                            -             19,000
  Principal payments on long-term debt and
    obligations under capital leases                 (766,075)        (400,017)
  Payment of dividends                                (27,598)             -

            Net cash used in financing
              activities                             (293,673)        (381,017)

Net increase (decrease) in cash and cash equivalents  663,370           (8,114)

Cash and cash equivalents at beginning of period      108,603           47,834

Cash and cash equivalents at end of period        $   771,973      $    39,720



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

(3) On February 3, 1995, the Company purchased certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe. Dataguard financed the purchase with funds borrowed from EPI Corporation, Dataguard's largest stockholder, under an amendment to an existing loan agreement. John P. Snyder, EPI's President and Chairman, is a director of Dataguard. Dataguard also issued 16,000 shares of its common stock to EPI in connection with the loan.

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


                             Three months             Six months
                             ended June 30,          ended June 30,
                            1995        1994        1995        1994
Revenues                 $2,224,000  $2,754,000  $4,888,000  $5,105,000
Net income (loss)            48,000     (43,000)    100,000    (589,000)

Net income (loss) per
  share of common stock  $      .01  $     (.01) $      .02  $     (.13)


(4) For financial reporting purposes, income (loss) before income taxes for the three and six months ended June 30, 1995 and 1994, includes the following components:

                                        Three months           Six months
                                        ended June 30,        ended June 30,
           Pretax income (loss):  1995        1994      1995        1994
             United States        $ (252,861) $ 2,942   $(493,953)  $ (88,586)
             Foreign                 447,424      -       795,576         -

                                  $  224,563  $ 2,942   $ 301,623   $ (88,586)

The provision for income tax expense for the three and six months ended June 30, 1995 ($176,600 and $294,300, respectively; $0 in 1994) is attributable to earnings from foreign operations, the components of which follows:

                                        Three months           Six months
                                     ended June 30 1995    ended June 30, 1995
           Foreign - current             $  52,980            $  88,280
           Foreign - deferred              123,620              206,020

                                         $ 176,600            $ 294,300

A reconciliation of the income tax expense for the three and six months ended June 30, 1995 and 1994 with the federal statutory rate is as follows:

                                         Three months           Six months
                                         ended June 30,        ended June 30,
                                       1995        1994      1995        1994
      Tax expense (benefit) at
        U.S. statutory rates        $  76,352  $ 1,000    $ 102,552  $ (30,119)

      Operating losses in the
        U.S. generating no
        current tax benefit            85,973   (1,000)     167,944    30,119

      Higher effective income tax
        rate of foreign operations     14,275      -         23,804       -

                                    $ 176,600  $   -      $ 294,300  $    -



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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenues of $2,224,475 and $4,228,284 for the three and six months ended June 30, 1995, respectively. This compares to revenues of $1,152,311 and $2,223,765 for the comparable periods in 1994. The Company reported net income of $47,963 and $7,323 for the three and six month periods ended June 30, 1995 after reporting net income of $2,942 and a net loss of $88,586 for the same periods in 1994. The increase in revenue and net income for the three and six month periods in 1995 is attributable almost entirely to the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"). Dataguard acquired certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe on February 3, 1995. See Note 2 of Notes to Condensed Consolidated Financial Statements for a more detailed explanation of the Twinsys acquisition. For the first two quarters of 1995, Twinsys' revenues exceeded expenses before income taxes by $795,577, which offset the net loss for the period from the Company's North American operations.

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

The provision for income taxes totalled $176,600 and $294,300 for the three and six months ended June 30, 1995, respectively, and $0 for the same periods in 1994. This provision is attributable to income from foreign operations. No income tax benefits can be recognized for operating losses that have been generated in the U.S.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule


         (b)  Reports on Form 8-K

              None



                                        SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this amendment to its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


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
