Form 10QSB/A
period 1995-09-30
DATAGUARD RECOVERY SERVICES INC
filed 1996-03-12
CIK 797221

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


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Balance Sheets


                                                 September 30,     December 31,
                                                     1995           1994
                                                  (Unaudited)    (Audited)
Assets
Current assets:
  Cash and cash equivalents                        $   412,823   $   108,603
  Accounts receivable, net                           1,811,007       122,769
  Other current assets                                 174,244        99,149

        Total current assets                         2,398,074       330,521

Property and equipment, net                          9,329,170     5,224,022

Other assets, net                                      153,537       149,150

                                                   $11,880,781   $ 5,703,693

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   328,516   $   198,725
  Current installments of obligations under
    capital leases                                   1,896,384       783,927
  Notes payable to stockholders                        991,176       491,176
  Accounts payable                                     855,941       538,426
  Accrued expenses and other current liabilities     1,144,025       528,053
  Accrued income taxes                                 125,060           -

        Total current liabilities                    5,341,102     2,540,307

Long-term debt, excluding current installments       1,035,979     1,191,862
Obligations under capital leases,
    excluding current installments                   2,386,407       705,769
Customers' deposits                                     56,333        48,783
Deferred revenue                                     1,421,060           -
Deferred income taxes                                  291,840           -

        Total liabilities                           10,532,721     4,486,721

Stockholders' equity:
  Preferred stock without par value.  Authorized
    2,000,000 shares:  Series A Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 34,167 shares at
    September 30, 1995 and December 31, 1994           341,670       341,670
  Common stock without par value.  Authorized
    6,000,000 shares; issued and outstanding
    4,999,770 shares at September 30, 1995 and
    4,949,770 shares at December 31, 1994            3,021,833     2,997,833
  Foreign currency translation adjustment               38,847           -
  Accumulated deficit                               (2,054,290)   (2,122,531)

        Total stockholders' equity                   1,348,060     1,216,972

                                                   $11,880,781   $ 5,703,693


See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended   Nine Months Ended
                                 September 30,        September 30,
                               1995          1994   1995        1994

Service revenues            $2,463,350  $1,164,438  $6,691,634  $3,338,203

Operating expenses:
  Cost of services           1,453,229     784,143   3,973,297   2,380,226
  Selling, general and
    administrative expenses    621,055     279,272   1,732,217     795,275
                             2,074,284   1,063,415   5,705,514   3,175,501

      Operating income         389,066     101,023     986,120     212,702

Other income (expense):
  Interest expense            (195,226)    (99,066)   (512,251)   (300,011)
  Other                         28,207         376      49,801       1,057
                              (167,019)    (93,690)   (462,450)   (298,954)

      Income (loss) before
        income taxes           222,047       2,333     523,670     (86,252)


Provision for income taxes     122,600         -       416,900         -

      Net income (loss)     $   99,447       2,333     106,770     (86,252)

Net income (loss) per share
  of common stock           $      .01  $      -     $     .02  $     (.02)

Weighted average number
  of common shares
  outstanding                4,995,161   4,928,292   4,979,074   4,799,821



See notes to unaudited condensed consolidated financial statements.

                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                        Series A              Foreign
                        Preferred Common      Currency   Accumulated
                          Stock    Stock     Translation   Deficit     Total
Balance at December
  31, 1994             $ 341,670 $2,997,833 $     -    $(2,122,531) $1,216,972

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Net loss for three
  months ended March
  31, 1995                   -          -         -        (40,640)    (40,640)

Translation adjustment
  at March 31, 1995          -          -      14,212          -        14,212

Balance at March 31,
  1995                   341,670  3,005,833    14,212   (2,163,171)  1,198,544

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Payment of dividends         -          -         -        (27,598)    (27,598)

Net income for three
  months ended June
  30, 1995                   -          -         -         47,963      47,963

Translation adjustment
  at June 30, 1995           -          -     (17,418)         -       (17,418)

Balance at June 30,
  1995                    341,670  3,013,833    (3,206)  (2,142,806)  1,209,491

Issuance of 16,000
  shares of Common
  Stock                      -        8,000       -            -         8,000

Payment of dividends         -          -         -        (10,931)    (10,931)

Net income for three
  months ended September
  30, 1995                   -          -         -         99,447      99,447

Translation adjustment
  at September 30, 1995      -          -      42,053          -        42,053

Balance at September 30,
  1995                   $341,670 $3,021,833 $ 38,847 $ (2,054,290) $1,348,060


See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                   Nine Months Ended
                                                     September 30,
                                                  1995             1994
Cash flows from operating activities:
  Net income (loss)                               $   106,770      $   (86,252)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                 1,508,400          810,843
      Deferred income taxes                           291,840              -
      Other                                             2,597            1,236
    Change in operating assets and liabilities:
      Accounts receivable                          (1,688,237)         147,595
      Other current assets                            (75,096)          26,706
      Accounts payable                                317,515         (142,885)
      Accrued expenses and other
        current liabilities                           791,296           59,307
      Accrued income taxes                            125,060              -
    Increase in other assets                          (20,805)         (16,952)
    Increase (decrease) in deferred revenue         1,221,606         (261,276)
    Increase in customers' deposits                    31,684           13,456

         Net cash provided by operating activities  2,612,630          551,778

Cash flows from investing activities:
  Acquisition of property and equipment              (595,903)         (44,485)
  Investment in subsidiary                            (50,870)             -

         Net cash used in investing activities       (646,773)         (44,485)

Cash flows from financing activities:
  Proceeds from note payable to stockholder           500,000               -
  Proceeds from notes payable to bank                     -              19,150
  Proceeds from issuance of common stock                  -             100,000
  Principal payments on long-term debt and
    obligations under capital leases               (2,123,108)        (594,707)
  Payment of dividends                                (38,529)             -

            Net cash used in financing
              activities                           (1,661,637)        (475,557)

Net increase in cash and cash equivalents             304,220           31,736

Cash and cash equivalents at beginning of period      108,603           47,834

Cash and cash equivalents at end of period        $   412,823      $    79,570



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



                             Three months            Nine months
                          ended September 30,     ended September 30,
                            1995        1994        1995        1994
Revenues                 $2,464,000  $3,025,000  $7,352,000  $8,130,000
Net income (loss)           100,000    (421,000)    200,000  (1,010,000)

Net income (loss) per
  share of common stock  $      .01  $     (.09) $      .03  $     (.22)


(4) For financial reporting purposes, income (loss) before income taxes for the three and nine months ended September 30, 1995 and 1994, includes the following components:

                             Three months            Nine months
                          ended September 30,     ended September 30,
                            1995        1994        1995        1994
Pretax income (loss):

  United States          $ (109,367) $   2,333    $  (603,320)     $ (86,252)
  Foreign                   330,414        -        1,125,990            -

                         $  221,047  $   2,333    $   523,670      $ (86,252)

The provision for income tax expense for the three and nine months ended September 30, 1995 ($122,600 and $416,900, respectively; $0 in 1994) is attributable to earnings from foreign operations, the components of which follows:

                           Three months                Nine months
                      ended September 30, 1995   ended September 30, 1995

Foreign - current            $  36,780                  $ 125,060
Foreign - deferred              85,820                    291,840

                             $ 122,600                  $ 416,900

A reconciliation of the income tax expense for the three and nine months ended September 30, 1995 and 1994 with the federal statutory rate is as follows:

                                    Three months              Nine months
                                 ended September 30,      ended September 30,
                                 1995           1994      1995           1994

Tax expense (benefit) at
U.S. statutory rates         $  75,496    $   (793)   $ 178,048    $ (29,326)

Operating losses in the
  U.S. generating no
  current tax benefit           37,185          793     205,129       29,326

Higher effective income tax
  rate of foreign operations     9,919         -         33,723          -

                             $ 122,600    $    -      $ 416,900    $     -



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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenues of $2,463,350 and $6,691,634 for the three and nine months ended September 30, 1995, respectively. This compares to revenues of $1,164,438 and $3,338,203 for the comparable periods in 1994. The Company reported net income of $99,447 and $106,770 for the three and nine month periods ended September 30, 1995 after reporting net income of $2,333 and a net loss of $86,252 for the same periods in 1994. The increase in revenue and net income for the three and nine month periods in 1995 is attributable almost entirely to the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"). Dataguard acquired certain operating assets of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe on February 3, 1995. See Note 2 of Notes to Condensed Consolidated Financial Statements for a more detailed explanation of the Twinsys acquisition. For the first three quarters of 1995, Twinsys' revenues exceeded expenses, which more than offset the net loss for the period from the Company's North American operations.

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

The provision for income taxes totalled $122,600 and $416,900 for the three and nine months ended September 30, 1995, respectively, and $0 for the same periods in 1994. This provision is attributable to income from foreign operations. No income tax benefits can be recognized for operating losses that have been generated in the U.S.

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

              99 - Press Release dated March 11, 1996

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
