Form 10KSB
period 1995-12-31
DATAGUARD RECOVERY SERVICES INC
filed 1996-04-01
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1995.


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number 0-21662

                       DATAGUARD RECOVERY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           Kentucky                                         61-1064606
   (State or other jurisdiction of                  (I.R.S. Identification No.)
Employer incorporation or organization)

10301 Linn Station Road
P.O. Box 37144
Louisville, Kentucky                                                 40233-7144
(Address of principal executive offices)                             (zip code)

Registrant's telephone number, including area code: (502)426-3434

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996: Common stock -- $1,475,440.

The number of shares of the registrant's common stock outstanding as of March 22, 1996 -- 5,029,770 shares.

                          REFERENCE

Portions of the Corporation's Definitive Proxy Statement is incorporated by reference into Part III of this Form 10-KSB.


                                    PART I

Item 1.   Description of Business.

Overview

Dataguard Recovery Services, Inc. (the "Company") is the leading provider of hot site services for users of large-scale Bull computers in North America.
The Company began offering comparable services to users of large-scale IBM computers in January 1993. In February 1995, the Company began offering hot site and other disaster recovery services to users of large-scale Bull and UNIX computers in Europe after its newly organized French subsidiary Twinsys Dataguard, SA acquired certain assets and assumed certain liabilities of Societe Twinsys, SA, a Paris, France disaster recovery firm.

During 1995, the Company marketed disaster recovery services to users of large-scale computers in the United States and Canada. Customers using IBM and/or Bull (formerly, Honeywell) computers whose data processing centers are rendered unusable are entitled to immediate use of the Company's fully equipped and operational computer facilities to restore data processing operations in a matter of hours. The Company also provides a disaster recovery facility equipped with telecommunications lines, adequate power, environmental controls, and other necessary features in which customers can install their own replacement computer systems and related equipment. In addition to providing disaster recovery facilities, the Company also provides consulting services as experts in disaster recovery planning for users of IBM, Bull, and other computer systems. Based on its consulting experience, the Company has developed disaster recovery planning software for commercial distribution to any organization that needs to develop and maintain a disaster recovery plan. The Company also began offering capacity and outsourcing services in 1995.

Acquisition of Twinsys

On February 3, 1995, the Company purchased certain operating assets and assumed certain liabilities of Societe Twinsys, SA, a leading provider of computer disaster backup services for users of Bull and UNIX computers in France. The purchased assets include customer contracts, the lease to Twinsys' main computer facility in Paris, France, and certain other operating assets. The Company also assumed obligations under backup contracts for which revenues of approximately $1,000,000 had been prepaid. The purchase price was approximately $200,000, plus the assumption of obligations to provide prepaid services. The Company acquired the Twinsys assets in insolvency proceedings before a French tribunal, which had administered Twinsys' operations since November 1994, following the apparent diversion of company assets to the personal benefit of a former officer.

The acquisition of a leading European disaster recovery provider has given the Company a substantial presence in the much larger Bull market in Europe. The addition of a second computer facility provides additional security for both the Company's established North American customers and its new European customers should two customers concurrently suffer computer disasters.


Disaster Recovery Services

Advances in electronic data processing and communications technology have allowed large companies to establish centralized computer installations for processing their critical business operations. Geographically dispersed facilities frequently use the central facility on a continuous basis through telephone lines and other data transmission equipment. The advent of these on-line capabilities and their subsequent integration into businesses' day-to-day operations have made immediate and continuous access to the data processing system a critical need. As many large companies have become increasingly dependent on their computer centers, they have also become increasingly vulnerable to catastrophic losses if their centralized data processing operations are significantly interrupted as a result of a fire, sabotage, flood, long-term power outage, explosion, or other unanticipated events.

The purpose of a commercial disaster recovery service is to provide suitable alternate processing facilities with full telecommunications capability. Two types of commercial disaster recovery facilities are generally available: a fully equipped computer center (a "hot site") ready for immediate use by a customer who experiences a disaster with its compatible data processing equipment; or a facility in which a customer must provide and install the required computers and related equipment (a "cold site"). Both hot sites and cold sites require sophisticated support equipment and environmental controls as well as the availability of numerous data transmission lines. Cold site service is less expensive but also less effective than hot site service, as several days or weeks may be required to obtain and install the necessary equipment at a cold site facility. Hot site service requires matching an individual manufacturer's large-scale computer and peripherals with the customer's existing system and needs. Hot site service is thus more capital-intensive than cold site service and requires additional expense to the customer.

Hot site service (North America)

     * Immediate use, in the event of a disaster, of an IBM 3090-600E computer system, a fully operational large-scale tandem Bull DPS 8000 computer system, a large-scale Bull DPS 90/94 computer system, a large-scale DPS 8/70 computer system, and two DPS 6 minicomputers, all with peripheral and support equipment. The IBM and tandem Bull systems are divisible into two independent smaller systems and allow each customer to contract for one of several levels of backup system configurations to satisfy its capacity needs. Certain peripheral and support systems are included in the basic service level, while others are available at higher levels of service at additional costs. Generally, if a disaster occurs the customer may process on these systems for specified periods.

     * Pricing levels of customer contracts depend on the amount of capacity on the large-scale IBM and Bull computers to be made available to the customer and the particular configuration of the peripheral and communications equipment needed.

     * Use of 1,000 square feet of office and terminal space, equipped with office furniture and equipment, telephone jacks and coaxial cable, which the customer's data processing personnel may use while at the Company's facilities.

     * Use of the Company's large-scale IBM and Bull computer systems, minicomputer and facilities for 48 to 72 hours of testing per year, during which the customer's personnel may test its disaster recovery capability and plans.

     * Transition, testing, and operations assistance from the Company's trained technical support staff.

Hot site service (Europe)

     * Immediate use, in the event of a disaster, of a large-scale Bull DPS 9000/92 computer system, three DPS 7000 computer systems, and multiple UNIX computer systems, all with peripheral and support equipment. Certain peripheral and support systems are included in the basic service level, while others are available at higher levels of service at additional costs. Generally, if a disaster occurs the customer may process on these systems for specified periods.

     * Pricing levels of customer contracts depend on the amount of capacity on the large-scale Bull and UNIX computers to be made available to the customer and the particular configuration of the peripheral and communications equipment needed.

     * Use of 1,000 square meters of data center, office and terminal space, equipped with office furniture and equipment, telephone jacks and coaxial cable, which the customer's data processing personnel may use while at the Company's Paris facilities.

     * Use of the Company's Bull and UNIX computer systems and facilities for 48 to 72 hours of testing per year, during which the customer's personnel may test its disaster recovery capability and plans.

     * Transition, testing, and operations assistance from the Company's trained technical support staff.

Cold site service

     * Use of a 3,500 square foot computer room, environmentally prepared for installation of a large computer system obtained by the customer. The facility contains raised flooring, environmental control units, access to hundreds of data communications lines, a Halon fire detection and suppressant system, tape storage facilities, sufficient electrical power for large computer installations, and 24-hour security. Generally, if a disaster occurs the customer may process in this facility for up to 12 weeks.

     * Use of the 1,000 square feet of office and terminal space described above.

     * Customers may contract for cold site floor space in increments of 1,750 square feet, permitting smaller computer dependent customers to use the Company's services more economically.

     * Transition, testing, and operations assistance from the Company's trained technical staff.

Consulting Services

     * The Company's current consulting staff consists of four persons serving full-time and three persons, when not engaged in testing or actual disaster recovery operations, serving part-time as consultants to produce contingency plans and to assess various risks of loss of data processing capabilities. The Company provides these consulting services to users of Bull, IBM, or other computer systems either on a fixed price or hourly basis.

     * The Company issues reports to customers analyzing their risk exposure and vulnerability together with its recommendations to minimize both the probability of occurrence and the cost of those potential data processing disruptions and the loss or destruction of critical records.

     * The Company will also assist its customers in developing a complete disaster recovery plan to preplan and structure procedures for restoration of all organizational functions as well as data processing capabilities, for replacement of needed supplies and equipment, and for the division of staff responsibilities.

Capacity and Outsourcing Services

     * Use of a separate Bull computer system with all appropriate peripheral and support equipment (front-end processor, tape/disk storage, controllers, printers). The service is staffed by computer operations personnel to support 24-hour per day computer processing for companies who have contracted for these services.

Software Product

     * Based on its consulting experience, the Company has developed Recovery Architect, a disaster recovery planning software product for commercial distribution. The Company believes its software can be used by any organization that needs to plan for the recovery of its critical operations and other functions following a disaster.

Dataguard's hot and cold site customers make monthly payments under contracts generally having terms of one year or more for the services described in the preceding paragraphs. If a customer's data processing center becomes inoper-able, it must notify the Company to formally declare a disaster. If a customer uses the Company's facilities after a declared disaster, a daily usage fee for hot site or cold site usage will be charged, together with other incidental fees for services provided as specified in the Company's price list. The Company provides consulting services on a job-by-job basis.

The Company believes that its services and products are interrelated in many cases. Several of the Company's customers are subscribers of both its hot site services and cold site services. The Company expects that if one of these customers suffers a data processing disaster, the customer will initially use the Company's hot site facilities while it obtains replacement equipment or restores its former equipment. If replacement equipment were needed, the customer might then have the equipment delivered to the Company's cold site facilities pending completion of the permanent location.

The Company's consulting services have resulted in several of its consulting customers subsequently contracting with the Company for hot site and/or cold site services. Many customers require a disaster recovery plan be established before they will contract for the Company's particular hot site or cold site facilities. The risk assessment and contingency planning inherent in the disaster planning process tends to identify and focus the customer's planning process with respect to disaster recovery services. The Company's software product can assist organizations in the contingency planning process along with or in place of the Company's consulting services.

The Company also began offering capacity and outsourcing services. High system costs, the cost of maintenance and support, and the expense and effort relating to migrating to new technologies can cause companies to contract with third parties to operate some or all of their data processing operations as a means to significantly reduce these costs. Capacity and outsourcing services are offered as a solution for controlling these information management costs.

Market, Customers, and Competition

The Company focuses its marketing effort upon its ability to provide full service disaster recovery, including both hot site and cold site facilities. The potential market for the Company's hot site services includes the majority of businesses having critical business applications that use large-scale IBM, Bull and UNIX data processing equipment in North America and Europe. The Company believes that its target market in North America includes approximately 5,000 IBM and 250 Bull installations of this size as well as 700 Bull and UNIX users in Europe. Due to the size of these systems, the Company believes that most of these installations engage in data processing operations of significant importance to the business served. In addition, the Company has been informed by customers that their independent certified public accountants often recommend disaster recovery plans as part of their review of internal controls to protect important physical assets. The Company believes that businesses are becoming increasingly dependent on their large-scale computers in carrying out day-to-day operations.

The number of companies using large-scale computer systems is relatively stable due to the very substantial costs in time, money, and disruption of data processing as well as other tangible and intangible costs involved in "migrating" from one vendor to another. However, in recent years the number of users of large-scale Honeywell and Bull computers in the United States has decreased from approximately 700 Honeywell users in 1986 to approximately 150 Honeywell and Bull users at December 31, 1995.

There is both a national and international market for disaster recovery services for large-scale Bull users. The Company's present telecommunications systems enable customers to use either its Louisville, Kentucky or Paris, France computer center in the event of a computer disaster, giving its customers in both North America and Europe added security if two customers should concurrently suffer computer disasters. The Company believes that telecommunications would permit a potential competitor to establish and operate a disaster recovery site for Bull systems anywhere in the world.

From 1990 to 1994, the Company was the only active provider of disaster recovery services to users of Bull computer equipment in North America. In 1994, an affiliate of Bull HN Information Systems, Inc. began actively offering disaster recovery services in the North American market. See "Item 3, Legal Proceedings." Although the Company believes that it continues to have a predominant share of the North American market, the number of Bull computer users in North America is limited, and Bull HN has substantially greater financial resources than the Company. The increased competition in the Bull disaster recovery market has had an adverse effect on the Company.

Although the number of users of Bull computers in Europe is significantly larger than in North America, the Company believes that a smaller percentage of European Bull users have entered into backup arrangements. Twinsys is believed to have the largest share of the disaster recovery market in France, where it competes with an affiliate of Bull. Twinsys actively markets its backup and consulting services throughout Europe.

The market leaders in IBM backup services are IBM, Comdisco Disaster Recovery Services, and Sungard Recovery Services. Comdisco and Sungard have provided these services for more than a decade. IBM entered the backup services market in 1989 giving an indication of the market's increased credibility and growth potential. These companies offer a wide range of recovery services, operate multiple facilities, and offer services to users of varying sized IBM systems.

In spite of the tremendous growth and the large market share held by Comdisco, Sungard and IBM, the overall market penetration is not all that significant. Therefore, the Company believes that disaster recovery services will remain one of the fastest growing segments of the computer services industry through the 1990's. The Company estimates that there are approximately 20,000 users of IBM mini or mainframe computer systems in North America, and has identified 5,000 of such users as potential candidates for the Company's IBM backup services.

The Company's current market for its disaster recovery consulting services includes both the United States and Canada. The Company has hired a consultant at Twinsys and is also offering consulting services to European companies through its French subsidiary. The Company believes that there are dozens of competitors offering disaster recovery consulting services in these markets. Because the Company believes that providing consulting services represents a source of revenue independent from its hot site and cold site facilities, the Company does not focus the marketing of its consulting services in any particular geographic market area, or exclusively to users of the computer systems of a single vendor. The Company expects to continue to be competitive with other consultants because the Company's staff has significant experience in testing and implementing disaster recovery plans.

Personnel

As of February 1, 1996, the Company had 21 full-time employees in its North American operations, including 4 persons in marketing, 10 persons on its consulting and technical staff, and 7 persons in management and administration. The Company had 12 full-time employees in its European operations in Paris, France. These employees include 4 persons in marketing, 4 persons on its technical staff, and 4 persons in management and administration.

Item 2.   Description of Property.

The Company's corporate offices and North American computer center are located at 10301 Linn Station Road, outside Louisville, Kentucky. The property consists of a two-story, 27,900 sq. ft. building that sits on approximately two acres. It was renovated in 1992 to house corporate offices and a 23,000 sq. ft. computer center.

At December 31, 1995, the facility consisted of:

     * 27,900 total square feet (of which 5,000 square feet are used for the Company's offices and administrative functions);

     *    17,000 square feet of raised floor; and

     *    311 tons of air conditioning.

The Company's facility is monitored by 24-hour security personnel and systems at the facility. The facility is located within 20 minutes by car from Louisville's Standiford Field Airport. Standiford Field is the national air hub for United Parcel Service's overnight delivery operations, so the Company's customers may quickly and conveniently move backup tapes and other materials.

The Company's equipment consists of an IBM 3090-600E system, a large-scale Bull tandem system consisting of two identical DPS 8000 computers, a large-scale DPS 90/94 computer system, all of which can also be used as two separate systems or as one system for larger capacity, a large-scale DPS 8/70 computer system, and two DPS 6 minicomputers. The Company also has various peripherals, support equipment, in-place dial-up lines, leased lines, access to a public data network, several front-end processors, modems, electronic matrix switches, protocol analyzers, communications line testers, office furniture, and office equipment.

The Company's payments due under its capital leases for its computer equipment, and its current operating leases for equipment and facilities are set forth in Notes 6 and 13 to the Consolidated Financial Statements.

The Company leases space to house its office and 1,000 square meter backup facilities in Paris, France. The Company also leases most of its computer systems and related equipment at its Paris facilities.

Item 3.   Legal Proceedings.

In addition to the matters discussed below, the Company is a party in certain routine legal proceedings incidental to its business. Management believes, after discussion with legal counsel, that the ultimate resolution of these proceedings will not have a material adverse impact on its financial status.

On February 7, 1995, Bull HN and Honeywell filed suit against the Company in Massachusetts state court seeking a declaration of rights under a 1991 contract between the Company and Bull HN. Honeywell Inc. and Bull HN Information Systems, Inc. V. Dataguard Recovery Services, Inc., No. MICV95-00752 (Middlesex Superior Ct.). The suit seeks no monetary relief or damages from the Company. The Company removed the action to United States District Court, District of Massachusetts in February 1995, where it has been assigned civil action No. 95-1052-JLT.

Bull HN and Honeywell asserted that the 1991 agreement should be interpreted to extinguish any obligations by Bull HN or Honeywell not to compete with the Company for the sale of disaster recovery services. In particular, Bull HN sought a declaration that it was not precluded from providing disaster recovery services to Honeywell, which was a primary customer of the Company from 1985 until 1994.

The Company has asserted that Bull HN is barred from competing with the Company by non-compete commitments made orally and in writing by Bull HN and its predecessor Honeywell Information Systems Inc. on various occasions between 1984 and 1991. Accordingly, the Company is seeking a declaration that Bull HN is precluded from providing disaster recovery services to Honeywell, as well as asserting claims for monetary damages against plaintiffs for breach of contact, promissory estoppel, intentional interference with prospective economic relations, and aiding and abetting intentional interference with prospective economic relations. The Company also filed a separate action against Bull HN seeking damages and injunctive relief under federal antitrust law. That action has been transferred to and consolidated with the declaratory judgment action. The antitrust claims are expected to be replead as counter claims in that action. Although the Company intends to vigorously pursue the litigation, the Company cannot predict the likelihood of a favorable outcome.

A former employee of Twinsys has filed a lawsuit against the Company claiming certain severance benefits as a result of his dismissal. The total amount of the claim approximates 800,000 French francs (approximately $160,000). While the ultimate outcome of this lawsuit cannot be predicted, the Company believes it has meritorious defenses against the claim and intends to vigorously contest the lawsuit.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

                               PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

Dataguard's Common Stock trades on the over-the-counter market. At March 22, 1996, the Company had approximately 235 stockholders of record. The market makers are: (i) Carr Securities, (ii) Paragon Capital Corporation, (iii) Troster-Singer Corporation, and (iv) Wm. V. Frankel & Company. The following table sets forth the ranges of high and low bid quotations per share of the Common Stock for 1995 and 1994, according to National Quotation Bureau, Inc.

                             1995                      1994
     Quarter          High          Low          High          Low
     First           $ .88        $ .38         $1.25        $ .50
     Second           1.13          .38          1.25          .50
     Third            1.13          .38          1.00          .50
     Fourth           1.25          .38          1.25          .38

These quotations reflect interdealer quotations without retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions. On March 22, 1996, the closing bid price quoted for the Common Stock was $.38.

Since its inception in 1984, the Company has not paid any dividends on its Common Stock.

Item 6.   Management's Discussion and Analysis.

          Results of Operations

          The Company reported revenue of $8,927,183 and $4,615,535 for 1995 and 1994, respectively. The Company reported net income of $41,967 for 1995 after reporting net income of $6,313 in 1994. The increase in revenue and net income in 1995 is attributable entirely to the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"). On February 3, 1995, Dataguard acquired certain operating assets and assumed certain liabilities of Twinsys, a Paris, France-based provider of disaster recovery services in Europe. See Note 3 of Notes to Consolidated Financial Statements for a more detailed explanation of the Twinsys acquisition. Twinsys contributed net income of approximately $750,000 in 1995, which offset the net loss incurred by the Company's North American operations during the year.

Consolidated service revenue increased $4,311,648 during 1995. Twinsys accounted for approximately $5,800,000 of consolidated service revenue in 1995. Backup service revenue for the Company's North American operations decreased 54% in 1995. Bull backup service revenue decreased significantly due to the expiration of the Company's then second largest and largest contracts effective January 1 and June 1, 1995, respectively, and to increased competition. The expired contracts together generated approximately 42% of the Company's revenue in 1994. The Company entered into a new contract with one of these customers for significantly lower revenue due to the customer's reduced backup service requirements. See "Liquidity and Capital Resources." IBM backup service revenue grew by 23% in 1995, but was more than offset by the decrease in Bull backup service revenue. Consulting service revenue for 1995 increased by 63% over 1994, but was offset by a comparable decrease in revenue from other data
processing services.   The Company's consulting services and other data
processing services are not recurring, and therefore significant changes in these revenues can occur from year to year. The Company began offering outsourcing data processing services in December 1995. Outsourcing services are expected to provide an additional source of revenue throughout 1996.

          The Company's operating expenses increased to $7,829,424 for 1995 from $4,215,042 in 1994. This increase is principally attributable to Twinsys. Twinsys' operating expenses totaled $4,402,981 in 1995 and are comprised mainly of lease and maintenance expenses for its facility and computer equipment, as well as personnel costs. The cost of services for North American operations decreased approximately 13% in 1995 principally from reductions in Bull computer equipment lease and maintenance costs. Selling, general and administrative expenses increased to $2,434,906 for 1995 from $1,053,324 in 1994. This increase resulted primarily from the addition of expenses totaling $1,451,061 for Twinsys in 1995, which relate largely to personnel and marketing expenses. General and administrative expenses, which had remained stable for several years prior to 1995, are expected to be lower in 1996 as the costs for establishing and coordinating Twinsys' technical, sales and administrative procedures begin to decrease. Legal and accounting fees increased in 1995 due to the acquisition and initial startup of Twinsys operations. Professional fees attributable to Twinsys are expected to be lower in 1996, but legal fees are likely to increase in connection with ongoing litigation in the United States. See Item 3 - Legal Proceedings.

Interest expense totaled $657,410 and $395,776 for 1995 and 1994, respectively. Interest expense for Twinsys totaled $240,143 and is related mainly to capital leases for computer equipment. Interest costs at Dataguard increased approximately 5% principally as a result of debt incurred to purchase Twinsys.

The provision for income taxes totaled $443,568 for 1995, due to French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

          At December 31, 1995, the Company's consolidated current liabilities exceeded current assets by $3,295,207. The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. Backup services revenue for the Company's customers are generated in most cases under multi-year, non-cancelable contracts that will provide a fixed revenue stream over the next several years. These contractual revenues, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at December 31, 1995.

          Income from Twinsys has provided a significant, positive impact upon the consolidated cash flow of the Company. However, the timing and amount of cash transfers between Twinsys and Dataguard are subject to rules governing dividend payments by French subsidiaries of multi-national corporations, as well as practical considerations. The Company will continue to assess the working capital needs of its North American and European operations on a periodic basis and will determine appropriate allocations of cash throughout the year. The Company expects to meet its other cash flow needs in 1996 through payments of consulting revenues by existing customers, the addition of new customers for backup, consulting and outsourcing services, as well as the extension of payment terms on certain monthly expenses and other debt. In addition, cash flow from operations in 1996 will be positively affected by the more favorable terms of new computer leases, which replaced leases that expired during the last quarter of 1995. The Company will continue to seek more favorable terms for its remaining lease and maintenance agreements as the Company's present agreements expire. The Company's domestic computer equipment will meet the technological requirements of the Company's current and prospective customers without the need for any material capital expenditure during 1996. Twinsys acquired computer equipment needed for the backup requirements of some of its largest customers during the first quarter of 1996. The acquisition was financed through a capital lease obligation totaling approximately $2,000,000. The Company's objective is to finance capital needs with the smallest possible adverse impact on the Company's liquidity position.

          The Company has not generated new revenue in North America to offset the loss of revenue upon the expiration of its two largest contracts in 1995 and cannot currently predict when or if sufficient new revenues will be generated to offset the loss. The Company's equipment costs associated with the new backup services agreement for one of these customers significantly decreased during the last quarter of 1995, partially offsetting the decrease in revenues.

          During 1994, an affiliate of Bull HN began offering backup services to Bull computer users. The increased competition to procure backup service contracts adversely affected the Company's revenues in 1995, and is expected to adversely affect the Company's revenues in the future, pending the outcome of litigation between the Company and Bull relating to competitive practices. See
Item 3 - Legal Proceedings.

Item 7.   Financial Statements.


                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


FINANCIAL INFORMATION

Consolidated Balance Sheet


                                                                    December 31
  Assets                                                               1995

Current assets:
  Cash and cash equivalents                                        $   170,636
  Accounts receivable                                                1,128,407
  Other current assets                                                 490,124
           Total current assets                                      1,789,167

Property and equipment                                              16,138,011
  Less accumulated depreciation and amortization                     7,376,653
                                                                     8,761,358

Other Assets                                                           237,222

                                                                   $10,787,747

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                           $   304,139
  Current installments of obligations under capital leases           1,858,755
  Notes payable to stockholders                                        991,176
  Accounts payable                                                     941,812
  Accrued income taxes                                                 133,630
  Accrued expenses and other current liabilities                       854,862
            Total current liabilities                                5,084,374

Long-term debt, excluding current installments                       1,024,356
Obligations under capital leases, excluding current installments     2,179,412
Customers' deposits                                                     58,253
Deferred revenue                                                       852,146
Deferred income taxes                                                  309,938
           Total liabilities                                         9,508,479

Stockholders' equity:
  Preferred stock without par value.  Authorized 2,000,000 shares:
    Series A Convertible Preferred Stock ($10 stated value);
    authorized 100,000 shares; issued and outstanding 34,167 shares;
    liquidating value $467,144                                         341,670
  Common stock without par value.  Authorized 6,000,000 shares;
    issued and outstanding 5,013,770 shares                          3,029,833
  Accumulated deficit                                               (2,119,092)
  Foreign currency translation                                          26,857
           Total stockholders' equity                                1,279,268

Commitments and contingencies
                                                                   $10,787,747

See accompanying notes to consolidated financial statements.




                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Operations



                                                      Years ended December 31
                                                         1995           1994
Service revenue                                    $ 8,927,183     $ 4,615,535


Operating expenses:
  Cost of services                                   5,394,518       3,161,718
  Selling, general and administrative expenses       2,434,906       1,053,324

                                                     7,829,424       4,215,042

          Operating income                           1,097,759         400,493

Other income (expense):
  Interest expense                                    (657,410)       (395,776)
  Other income, net                                     45,186           1,596

                                                      (612,224)       (394,180)

Income before income taxes                             485,535           6,313

Income taxes                                           443,568

          Net income                               $    41,967     $     6,313


Income (loss) per common and common equivalent
   share                                                $   -         $   (.01)


Weighted average number of common and common
  equivalent shares outstanding                      4,987,206       4,837,584

See accompanying notes to consolidated financial statements.

                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Statements of Stockholders' Equity

                Series A                                               Foreign
             Preferred Stock       Common Stock         Accumulated   currency
             Shares    Amount    Shares      Amount       deficit     translation        Total


January 1,
  1994       34,167   $341,670   4,725,770   $2,885,833  $(2,128,844)  $            $1,098,659

Issuance
  of common
  stock                            224,000      112,000                                112,000

Net income                                                     6,313                     6,313

December 31,
  1994       34,167   $341,670   4,949,770    $2,997,833 $(2,122,531)               $1,216,972

Issuance
  of common
  stock                             64,000        32,000                                32,000

Payments of
  dividends                                                   (38,528)                 (38,528)

Net income                                                     41,967                   41,967

Foreign
  currency
  translation                                                              26,857       26,857

December 31,
  1995       34,167   $341,670   5,013,770    $3,029,833  $(2,119,092)    $26,857   $1,279,268

See accompanying notes to financial statements.



                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Statements of Cash Flows


                                                       Years ended December 31
                                                        1995            1994
Cash flows from operating activities:
  Net income                                      $    41,967      $    6,313
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                   2,113,081       1,068,131
    Deferred income taxes                             309,938
    Other                                              36,899           1,390
  Changes in operating assets and liabilities:
    Accounts receivable                            (1,005,638)         88,961
    Other current assets                             (390,975)        (20,821)
    Accounts payable                                  403,386        (159,429)
    Accrued income taxes                              133,630
    Accrued expenses and other current liabilities    513,477         106,552
    (Increase) decrease in other assets              (124,202)         37,910
    Increase (decrease) in deferred revenue           652,691        (339,465)
    Increase (decrease) in customers' deposits         22,258         (17,226)

         Net cash provided by operating activities  2,706,512         772,316

Cash flows from investing activities:
  Acquisition of property and equipment              (488,735)        (46,331)
  Purchase of Twinsys                                (203,856)

         Net cash used in investing activities       (692,591)        (46,331)

Cash flows from financing activities:
  Proceeds from note payable to stockholder           500,000
  Net proceeds from issuance of common stock                          100,000
  Proceeds from long-term debt                                         28,150
  Principal payments of long-term debt and
    obligations under capital leases               (2,413,360)       (793,366)
  Payments preferred dividend                         (38,528)

         Net cash used in financing activities     (1,951,888)       (665,216)

Net increase in cash and cash equivalents              62,033          60,769

Cash and cash equivalents at beginning of year        108,603          47,834

Cash and cash equivalents at end of year          $   170,636      $  108,603

See accompanying notes to financial statements.


                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Notes to Financial Statements


(1)  Basis of Presentation

     Dataguard Recovery Services, Inc. (Dataguard) and its wholly-owned French subsidiary, Twinsys Dataguard, S.A. (Twinsys), together referred to herein as "the Company," is a major provider of hot site services for users of large-scale Bull and IBM computers in North America and Bull and UNIX computers in Europe. The Company markets its services to corporate users of large-scale computers in the United States, Canada and Europe.

     The financial statements have been prepared on the basis of principles applicable to a going concern. This basis presumes the realization of assets and a settlement of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has an accumulated deficit of $2,119,092 at December 31, 1995. In addition, the Company has financed a large portion of its computer equipment that is used for backup services under capital leases. The current installments of obligations under these capital leases were the most significant cause of current liabilities exceeding current assets by $3,295,207 at December 31, 1995.

     The Company's ability to operate as a continuing business is dependent upon, among other things, the Company's maintaining profitable operations and being able to meet its current obligations.

     The Company believes access to the European disaster recovery market through Twinsys, as well as its continued intensified marketing effort, will provide new opportunities for additional backup, outsourcing, and consulting service revenues. The Company plans to increase its utilization of its facilities and computer equipment to support other computer services opportunities.

     Management has obtained and will continue to seek more favorable terms for its lease and maintenance agreements in an effort to reduce the Company's operating costs and liquidity deficiency. The Company expects to meet its cash flow needs through payments of service revenues by existing customers, the addition of new customers for its backup, outsourcing, and consulting services, as well as the extension of payment terms on certain monthly expenses and other debt.

(2)  Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Dataguard Recovery Services, Inc. and Twinsys. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Use of Estimates

          The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     (c)  Recognition of Revenue

          The Company provides backup recovery services through contracts whose terms are generally for more than one year and require the payment of monthly subscription fees. Service revenue from contracts is recognized on a straight-line method over the life of the contract. Deferred revenue represents cash received in excess of the revenue recorded for multi-year agreements to provide backup services to customers. The Company also provides consulting services. Service revenue for consulting is recognized when services are rendered.

     (d)  Property and Equipment

          Property and equipment are recorded at cost and consist of the following at December 31, 1995:

                   Land                               $   260,800
                   Building and improvements            3,154,789
                   Equipment                           12,551,702
                   Other                                  170,720
                                                      $16,138,011

          Depreciation of equipment is computed on the straight-line method over the estimated useful life of the asset. Leasehold improvements and equipment under capital leases are amortized on the straight-line method over the terms of the related leases or over the estimated useful life of the asset.

     (e)  Foreign Currency Translation

          The financial statements of Twinsys have been translated into U.S. dollars in accordance with FASB Statement 52, Foreign Currency Translation.
All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statements of operations have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates during the year have been reported separately as a component of stockholders' equity.

     (f)  Income Per Share

          Income per share is based on net income less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Common stock equivalents outstanding are calculated for stock options and warrants using the treasury stock method. Fully diluted per share amounts are not materially different from primary per share amounts.

     (g)  Cash Equivalents

          Cash equivalents are highly liquid investments with a maturity of less than three months when purchased.

     (h)  Stock Incentive Plans

          The Financial Accounting Standards Board has recently issued FASB Statement 123, Accounting for Stock-Based Compensation. FASB 123 encourages, but does not require, companies to recognize compensation expense related to the grants of stock or stock options to employees under plans such as the Company's 1988 and 1990 Plans. Companies choosing not to adopt FASB 123 will continue to account for such grants using the accounting described by APB Statement 25, Accounting for Stock Issued to Employees, but will be required to make certain disclosures about their plans, including proforma net income and earnings per share under the new method. The Company is first required to follow the rules of FASB 123 in 1996. The Company expects to continue to follow APB 25 for expense recognition and to make disclosures required by FASB
123. Accordingly, the Company expects that FASB 123 will have no effect on the Company's earnings or financial position.

     (i)  Financial Instruments

          The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 1995.

(3)  Acquisition

     On February 3, 1995, Dataguard purchased for approximately $200,000 certain operating assets and assumed certain liabilities of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe. Dataguard financed the purchase with funds borrowed from EPI Corporation, the Company's largest stockholder, under an amendment to an existing loan agreement. John P. Snyder, EPI's President and Chairman, is a director of the Company. The acquisition was accounted for by the purchase method of accounting.

     The results of operations of Twinsys are included in the 1995 Consolidated Statement of Operations since the date of acquisition. Summarized below are the unaudited proforma results of operations for the years ended December 31, 1995 and 1994, as though the acquisition had occurred on January 1, 1995 and 1994, respectively; adjusted to reflect the impact of certain lease terms which have been renegotiated; reduction of personnel costs as a result of fewer required Twinsys employees, reduced equipment and office rent expense by combining the Twinsys office locations; and the borrowing of $500,000 by Dataguard from a stockholder to finance the acquisition of Twinsys and to provide working capital for its initial operations.

                                                      1995              1994
      Service revenue                            $  9,587,000    $  10,796,000
      Net income (loss)                               135,000         (784,000)

      Income (loss) per common and
        common equivalent share                  $        .02    $        (.17)

(4)  Long-term Debt and Credit Agreements

     Long-term debt consists of the following at December 31, 1995:

                                                                    December 31
                                                                       1995
          Mortgage note                                             $ 1,055,871

          Revolving credit agreements                                   120,000

          Promissory note                                               133,526

          Equipment notes                                                19,098
                                                                      1,328,495

          Less current installments                                     304,139

          Long-term debt, excluding current installments            $ 1,024,356

     The mortgage note is payable in equal monthly installments through May 1, 2009; however, the lender has the option to accelerate payment on the entire outstanding balance of the note at five year intervals throughout the note term. The next potential note acceleration date is May 1, 1999 and the current interest rate of 11% is fixed until that date.

     The Company has committed revolving credit facilities with two banks. A $100,000 credit agreement is committed through October 31, 1996, and provides that borrowings will bear interest at the bank's prime rate plus 2% (effectively 10.5% at December 31, 1995). Borrowings under this credit agreement are secured by substantially all domestic company assets, other than its real property and leased assets. Credit agreements amounting to $250,000 and $20,000 are committed by another bank. The $250,000 agreement is committed through May 15, 1996 and is secured by a letter of credit issued by the Company's bank in France. Other current assets at December 31, 1995 include approximately $288,000 of restricted cash related to the letter of credit.
This agreement bears interest on borrowings at prime plus 1% (effectively 9.5% at December 31, 1995). No amounts were borrowed under this agreement at December 31, 1995. The $20,000 agreement is committed through February 28, 1996, and bears interest at prime plus 1%, and was fully outstanding at December 31, 1995.

     A promissory note was established on May 1, 1994 with a supplier. The note provides that interest, fixed at an annual rate of 11%, will accrue and compound monthly on the total unpaid balance. Monthly installments of $26,836 began in December 1995 and will continue through June 1996 until the entire principal and interest amounts are paid.

     Equipment notes are payable to one bank in monthly installments through November 1997. Interest rates on these notes range from 10.0% to 10.5% and the notes are secured by equipment with a net book value of $16,596 as of December 31, 1995.

     Aggregate maturities of long-term debt are $304,139 in 1996, $45,610 in 1997, $45,390 in 1998 and $933,356 in 1999.

(5)  Notes Payable to Stockholders

     During 1992, the Company entered into a $300,000 second mortgage agreement with a stockholder. The original term of the agreement was ninety days. The agreement had been renewed for additional 90-day terms subsequent to the original term through December 31, 1994. In January 1995, an $800,000 second mortgage agreement was entered into with this stockholder ($300,000 of which represents an extension of the original loan as noted above). The term of the loan extends through April 10, 1996. Interest on this amount is payable at an annual rate equal to the prime rate plus 1.5% (effectively 10% at December 31, 1995). Interest expense of $80,242 and $25,750 was charged to 1995 and 1994 operations, respectively. At December 31, 1995, accrued interest recorded in the consolidated balance sheet related to these notes was $110,581. The promissory note is secured by a second mortgage on the Company's real property. In consideration of this opportunity to borrow funds, the Company issued 30,000 shares of common stock to the stockholder in connection with the initial agreement. Additional share increments of common stock (currently 16,000 shares) have been issued with each renewal (a total of 118,000 and 54,000 additional shares had been issued through December 31, 1995 and 1994, respectively). During January 1996, the Company renewed this note at the same terms and conditions as the original note. An additional 16,000 shares of common stock were issued to the stockholder in connection with this renewal.

     The Company has notes payable of $191,176 to certain stockholders. Interest is payable quarterly at an annual rate of 10%. Interest expense of $19,118 was charged to operations for the years ended December 31, 1995 and 1994 for these notes. The notes were originally due in November 1992 but have been renewed and are now due in December 1996 at the same terms and conditions as the original notes.

(6)   Leases

      The Company is obligated under various equipment capital leases that expire over the next four years. Property and equipment include the following amounts under capital leases at December 31, 1995:

                                                               December 31
                                                                   1995
      Equipment                                                $ 7,297,047

      Less accumulated amortization                              2,083,064
                                                               $ 5,213,983

      The Company acquired $4,831,746 and $186,174 of equipment in exchange for capital lease obligations during 1995 and 1994, respectively.

      The Company also has certain noncancellable operating leases, primarily for computer hardware and software, that expire over the next five years and provide for purchase or renewal options.

      Future minimum lease payments under capital leases and noncancellable operating leases, and the present value of future minimum capital lease payments as of December 31, 1995 are:

                                             Capital      Operating
                                             leases         leases
      Years ending December 31:
        1996                                $ 2,118,554    $   845,897
        1997                                  1,611,728        779,982
        1998                                    680,910        745,846
        1999                                     25,080        745,846
        2000                                        -          279,692


      Total minimum lease payments            4,436,272    $ 3,397,264

      Less amount representing interest
        (at rates ranging from 7.0%
        to 11.35%)                              398,206
          Present value of net minimum
             capital lease payments           4,038,167

      Less current installments               1,858,755

        Obligations under capital
          leases, excluding current
          installments                      $ 2,179,412

      Total rental expense, including maintenance charges, for operating leases in 1995 and 1994 was $1,947,904 and $1,534,976, respectively.

(7)  Income Taxes

       For financial reporting purposes, income before income taxes includes the following components:

                                               1995          1994
       Pretax income (loss):
      United States                       $  (713,298)     $  6,313
      Foreign                               1,198,833           -

                                          $   485,535      $  6,313

      The provision for income tax expense in 1995 is attributable to earnings from foreign operations, the components of which follows:

      Foreign - current                   $  133,630
              - deferred                     309,938

                                          $  443,568

      A reconciliation of the income tax expense for the years ended December 31, 1995 and 1994 with the federal statutory rate is as follows:

                                                   1995       1994
  Tax expense at U.S. statutory rates          $  165,082   $  2,146

  Operating losses in the U.S. generating
    no current tax benefit                        240,027        -

  Utilization of net operating loss
    carryforwards                                     -       (3,777)

  Higher effective income tax rate of
    foreign operations                             35,965        -

  Other                                             2,494      1,631

                                               $  443,568   $    -

     Undistributed earnings of the Company's foreign subsidiary amounted to $755,265 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to France. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     At December 31, 1995, the Company had U.S. net tax operating loss carryforwards of approximately $3,340,000 for federal income tax reporting purposes. These carryforwards expire as follows: $467,000 in 2000; $658,000 in 2001; $508,000 in 2002; $115,000 in 2004; $26,000 in 2005; $51,000 in 2006;
$435,000 in 2007; $649,000 in 2008; and $431,000 in 2010.

     Significant components of the Company's deferred tax assets (liabilities) at December 31, 1995 are as follows:

                                                                1995

       Deferred tax assets:
       Net operating loss carryforwards                    $  1,269,000
       Valuation allowance                                   (1,029,000)
          Net deferred tax assets                               240,000

       Deferred tax liabilities:
         Tax over book depreciation                            (462,000)
         Other                                                  (87,938)
           Total deferred tax liabilities                   $  (549,938)

             Net deferred tax liability                     $  (309,938)

(8) Stock Option and Grant Plans

     The Dataguard 1988 Stock Option Plan (as amended by stockholders in 1989) allows for options to be granted to key employees of the Company to purchase no more than an aggregate of 300,000 shares of common stock at a price not less than 75% of the fair market value at the time the grant is approved. Options totaling 85,000 shares of common stock were granted to employees in 1995. No options were granted to employees in 1994. It also provides automatic grants of stock options to the Company's directors who are not employees. Options to purchase 1,000 shares of common stock are granted annually to each nonemployee director. In addition, each nonemployee director who was not a director on May 15, 1989 will automatically be granted an option for 5,000 shares of common stock on May 15 following his subsequent election. Options for nonemployee directors are granted at the fair market value of the common stock on the grant date as determined by the Stock Option Committee of the Board of Directors.

     Information pertaining to options for 1995 follows:

                                                       Price Range
                                        Common Share   per Share
          Options outstanding at
            January 1, 1995                 63,679    $.50 - $1.75

          Options granted                   87,000    $.63 - $.69

          Options outstanding at
            December 31, 1995              150,679        $.66

          Options exercisable -
            December 31, 1995              61,679        $.66

     All options granted under the plan are exercisable over a 10-year period. No options have been exercised as of December 31, 1995.

     The Dataguard 1990 Stock Grant Plan authorizes the Company's Stock Option Committee to grant up to 250,000 shares of common stock to key employees as restricted or performance stock awards. In 1990, grants of 8,150 shares of common stock were issued under this plan. No shares have been granted subsequent to 1990.

(9) Preferred Stock

     In 1991, 100,000 shares of Series A Preferred Stock were authorized. The Company issued 16,667 shares of Series A Preferred Stock in 1992 and 17,500 shares in 1991. This stock provides a cumulative preferred annual dividend of 11.5%, payable on a quarterly basis and before any payment of dividends on common stock. At December 31, 1995, dividends in arrears totaled $40,056. Each share of Series A Preferred Stock is convertible into eight shares of common stock, at an effective price of $1.25 per share of common stock, for a period of five years following the date of issuance.

     The Series A Preferred Stock is also redeemable at the Company's option at a price of $11.15, if the average bid and asked price of the common stock exceeds 150% of the then-effective conversion price of the Series A Preferred Stock for twenty of thirty consecutive trading days. No such restriction applies to redemption after July 1, 1997. This redemption price declines gradually each year to $10 a share after December 31, 2001.

     The Series A Preferred Stock has a liquidation value of $12.50 per share, plus any accrued but unpaid dividends upon the liquidation, dissolution, or winding up of the affairs of the Company. Holders of Series A Preferred Stock have no voting rights except upon the occurrence of an event of default.

     The holders of Series A Preferred Stock also received a five-year warrant to purchase two shares of common stock for each share of Series A Preferred Stock purchased. At December 31, 1995, warrants to purchase 68,334 shares of common stock were outstanding at an exercise price of $2.25.

     Shares of common stock reserved with respect to all of the above options, convertible preferred stock and warrants were 492,349 at December 31, 1995.

(10) Segment Information

     The Company and its subsidiary are engaged in one industry segment consisting of providing disaster recovery and other computer related services to users of large-scale computer systems.

     Service revenue, operating income and identifiable assets for the years ended December 31, 1995 and 1994 pertaining to the two geographic areas in which the Company operates are presented below.

                                 1995                         1994
Service revenue
  United States             $  3,116,662                 $  4,615,535
  Europe                       5,810,152                          -

                            $  8,927,183                 $  4,615,535

Operating income (loss)

  United States             $   (309,781)                     400,493
  Europe                       1,407,540                           -

                            $  1,097,759                 $    400,493

Identifiable total assets

  United States             $  4,717,216                 $  5,703,693
  Europe                       6,070,531                          -

                            $ 10,787,747                 $  5,703,693

     The net assets of Twinsys at December 31, 1995 amounted to approximately $782,123.

     In 1994, the Company had two customers, accounting for approximately 26% and 15%, respectively, of consolidated service revenue, who individually accounted for more than 10% of the Company's consolidated service revenue for the year. Neither customer accounted for 10% of the Company's consolidated service revenue in 1995. The only customer who accounted for 10% of the Company's consolidated service revenue in 1995 was a group of affiliated companies, which together accounted for approximately 13% of consolidated service revenue.

 (11) Supplemental Cash Flow Information

     Total amount of interest paid was approximately $650,000 and $393,000 for the years ended December 31, 1995 and 1994, respectively. No cash payments were made for income taxes during 1995 or 1994.

(12) Commitments and Contingencies

     The Company has an agreement with Copex Limited (a United Kingdom company) which was established to recognize the assistance provided by Copex in the acquisition of Twinsys. The Company is to pay Copex 2% of the gross revenues of Twinsys for the calendar years 1995 through 1999. Other assets include approximately $74,000 (net of amortization) as of December 31, 1995 related to the fee earned to date under this agreement.

     A former employee of Twinsys has filed a lawsuit against the Company claiming certain severance benefits as a result of his dismissal. The total amount of the claim approximates 800,000 French francs (approximately $160,000). While the ultimate outcome of this lawsuit is unknown, the Company believes it has meritorious defenses against the Claim and intends to vigorously contest the lawsuit.

(13) Subsequent Event

     On March 7, 1996, Twinsys entered into a capital lease agreement for computer equipment with the lease having a discounted present value of approximately 10,000,000 French francs (approximately $2,000,000). The lease is for a three year term and requires monthly rental payments of approximately 430,000 French francs (approximately $86,000) in 1996 and monthly rental payments of 250,000 French francs (approximately $50,000) for the remainder of the lease term. This lease commitment is not included in Note 6.



                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY



Report of Independent Auditors



The Board of Directors and Stockholders
Dataguard Recovery Services, Inc.


We have audited the accompanying consolidated balance sheet of Dataguard Recovery Services, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataguard Recovery Services, Inc. and subsidiary at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Dataguard Recovery Services, Inc. and subsidiary will continue as a going concern. As more fully described in Note 1, the Company has had a significant working capital deficiency since inception, has incurred significant cumulative losses from its inception through December 31, 1995, and has had recent adverse developments with respect to contracts with certain customers. In view of these conditions, substantial doubt remains as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Dataguard Recovery Services, Inc. and subsidiary to continue as a going concern.


{ERNST & YOUNG LLP}


Louisville, Kentucky
March 8, 1996


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information under the caption "Board of Directors" on pages 4 to 6 of the Definitive Proxy Statement (the "1996 Proxy Statement") and under the caption "Section 16(a) Reporting Delinquencies" on page 8 of the 1996 Proxy Statement are incorporated herein by reference.

Item 10.  Executive Compensation.

The information under the caption "Executive Compensation" on pages 6 and 7 of the 1996 Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Principal Shareholders" on pages 2 to 4 of the 1996 Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information under the caption "Transactions With Management" on page 7 of the 1996 Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits, List, and Reports on Form 8-K.

         (a)   List of Exhibits Filed.

                (3.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the 1992 10-K.

                (3.2)    Bylaws.

                (4.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the 1992 10-K.

                (4.2) Form of Stock Purchase Warrant issued to holders of Series A Preferred is incorporated by reference to
                         Exhibit 4.2 to the 1991 10-K.

               (10.1) Promissory Note due December 31, 1996 from the Company to Richard W. Smith.

               (10.2) Promissory Note due December 31, 1996 from the Company to James P. Buren.

               (10.3) Promissory Note due December 31, 1996 from the Company to EPI Corporation.

               (10.4) Promissory Note due December 31, 1996 from the Company to John A. Brenzel.

               (10.5)    1988 Stock Option Plan is incorporated by reference to
                         Exhibit 10.8 to the 1994 10-KSB.

               (10.6)    1990 Stock Grant Plan is incorporated by reference to
                         Exhibit 10.8 to the 1994 10-KSB.

               (10.7)    Agreement of Assignment of Mortgage Note dated
                         August 1, 1991, between Future Federal Savings Bank, Brown, Noltemeyer Co., Charles A. Brown, Jr.,
                         Norman V. Noltemeyer, and Dataguard Recovery Services, Inc.

               (10.8) Mortgage Note dated April 3, 1984, from Brown, Noltemeyer Co. to Future Federal Savings Bank, as amended.

               (10.9) Security Agreement dated July 13, 1992 as amended January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit
                         10.11 to the 1994 10-KSB.

               (10.10) Second Mortgage dated July 13, 1992 as amended January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit 10.12 to the 1994 10-KSB.

               (10.11) Promissory note due April 10, 1996 between the Company and EPI Corporation.

                  (11) For a statement regarding the computations of per share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

                  (21)   Subsidiaries.

                  (27)   Financial Data Schedule.

         (b)      Reports on Form 8-K.

                         None.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DATAGUARD RECOVERY SERVICES, INC.


Date:  March 29, 1996
                                          By  /s/ Richard W. Smith

                                             Richard W. Smith, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                            Title                       Date
/s/ Richard W. Smith
Richard W. Smith                 President and Director          March 29, 1996
                                (Principal Executive Officer)
                                (Principal Financial Officer)
                                (Principal Accounting Officer)



/s/ James P. Buren
James P. Buren                   Executive Vice President-       March 29, 1996
                                 Technology, Treasurer, and
                                 Director



/s/ John P. Snyder
John P. Snyder                   Secretary and Director          March 29, 1996


/s/ John A. Brenzel
John A. Brenzel                  Director                        March 29, 1996



                               INDEX TO EXHIBITS

Exhibit
Sequential                                                                Page
Number                           Description                             Number
(3.1)        Amended and Restated Articles of Incorporation are
             incorporated by reference to Exhibits 3.1 and 4.1 to
             the 1992 10-K.

(3.2)        Bylaws.

(4.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the 1992 10-K.

(4.2) Form of Stock Purchase Warrant issued to holders of Series A Preferred is incorporated by reference to
             Exhibit 4.2 to the 1991 10-K.

(10.1)       Promissory Note due December 31, 1996 from the
             Company to Richard W. Smith.

(10.2)       Promissory Note due December 31, 1996 from the
             Company to James P. Buren.

(10.3)       Promissory Note due December 31, 1996 from the
             Company to EPI Corporation.

(10.4)       Promissory Note due December 31, 1996 from the
             Company to John A. Brenzel.

(10.5)       1988 Stock Option Plan is incorporated by reference to Exhibit
             10.7 to the 1994 10-KSB.

(10.6) 1990 Stock Grant Plan is incorporated by reference to Exhibit 10.8 to the 1994 10-KSB.

(10.7)       Agreement of Assignment of Mortgage Note dated
             August 1, 1991, between Future Federal Savings
             Bank, Brown, Noltemeyer Co., Charles A. Brown, Jr.,
             Norman V. Noltemeyer, and Dataguard Recovery
             Services, Inc.

(10.8)       Mortgage Note dated April 3, 1984, from Brown,
             Noltemeyer Co. to Future Federal Savings Bank, as amended.

(10.9)       Security Agreement dated July 13, 1992 as amended
             January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit 10.11 to the 1994
             10-KSB.

(10.10)      Second Mortgage dated July 13, 1992 as amended
             January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit 10.12 to the 1994
             10-KSB.

(10.11) Promissory note due April 10, 1996 between the Company and EPI Corporation.

(11) For a statement regarding the computations of per share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

(21)         Subsidiaries.

(27)         Financial Data Schedule.


