Form 10KSB/A
period 1995-12-31
DATAGUARD RECOVERY SERVICES INC
filed 1996-05-10
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996: Common stock -- $1,475,440.

The number of shares of the registrant's common stock outstanding as of March 22, 1996 -- 5,029,770 shares.

                                  REFERENCE

Portions of the Corporation's Definitive Proxy Statement are incorporated by reference into Part III of this Form 10-KSB.

Dataguard Recovery Services, Inc. (the "Corporation") hereby amends its annual report on Form 10-KSB for the year ended December 31, 1995 to add the information required by Items 9 through 12 of Part III of Form 10-KSB.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information is furnished as of March 22, 1996, with respect to each of the Corporation's directors and executive officers. The Corporation's four directors hold office for a one-year term expiring at the Corporation's next annual meeting of shareholders or until their successors are elected and qualified.

           Name                  Age      Position with the Corporation
       Richard W. Smith         42      President and Director
       James P. Buren           57      Executive Vice President -
                                        Technology and Director
       John P. Snyder           57      Secretary and Director
       John A. Brenzel          55      Director

     Richard W. Smith has been President and a director of the Corporation since its inception in September 1984. Mr. Smith previously served as General Manager of PDW Computer Systems, Inc., which markets computer systems.

     James P. Buren has been Executive Vice President-Technology and a director of the Corporation since its inception in September 1984. From 1980 to 1984, Mr. Buren was President and sole shareholder of Buren & Company, Inc., a data processing consulting firm.

     John P. Snyder has been a director of the Corporation since November 1984 and Secretary since 1985. During the past five years, Mr. Snyder has served as President and Chairman of EPI Corporation, which currently operates 20 nursing homes.

     John A. Brenzel, a director of the Corporation since November 1984, is a business consultant. From January 1991 until June 1994, Mr. Brenzel was President and Chief Executive Officer of Commonwealth Bank & Trust Company, Middletown, Kentucky. From 1984 to 1990, he was Chairman and Chief Executive Officer of Shelby County Trust Bank, Shelbyville, Kentucky.

     Richard W. Smith and James P. Buren are the Corporation's two executive officers.

     Section 16(a) of the Exchange Act requires the Corporation's executive officers and directors and persons who beneficially own more than 10% of the Corporation's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required, the Corporation believes that during fiscal 1995, all the Reporting Persons complied with all applicable filing requirements, except that EPI Corporation, John P. Snyder, Max G. Baumgardner, J. Ben Cress, Robert H. Loeffler, Grace W. Wilkins, James E. Buchart and Henry Schumpf each filed a Form 4 report with respect to one transaction by EPI Corporation in May 1995 after the Form 4 was due. Mr. Buchart's Form 4 also covered a transaction by him which would not otherwise have been reportable but for the transactions by EPI Corporation.

Item 10.  Executive Compensation.

     The following table sets forth the cash compensation earned by the Corporation's two executive officers for each of the last three fiscal years.


                            Annual Compensation         Long-Term
Name and                                 Other Annual  Compensation
Principal Position    Year Salary   Bonus   Compensation  Stock Options#
Richard W. Smith,     1995 $103,500 $ 28,437    $6,000        50,000
  President (Chief    1994   99,000      366     6,000             0
  Executive Officer)  1993   99,000        0     6,000             0

James P. Buren,       1995 $ 93,000 $ 14,788    $6,000        35,000
  Executive Vice-     1994   89,000        0     6,000             0
  President           1993   89,000    6,335     6,000             0

     The Corporation currently does not have a retirement plan for its officers and employees.

Stock Options

     The following table sets forth as of December 31, 1995 the value of unexercised options granted to the Corporation's chief executive officer and executive vice-president pursuant to the Corporation's 1988 Stock Option Plan (the "1988 Plan"). In 1995, no options were exercised by either officer under the 1988 Plan. The average of the closing bid and asked price of the Common Stock on December 31, 1995 was $.66 per share.

                       Number of Shares Subject          Value of
                        to Unexercised Options          Unexercised
     Name            Exercisable    Unexercisable  In-the-Money Options
Richard W. Smith       18,673          50,000            $  788.54
James P. Buren         15,738          35,000            $  539.50

Director Compensation

     Under the 1988 Plan, nonemployee directors first elected after May 15, 1989 are awarded options for 5,000 shares of Common Stock on the May 15th following election to the Board by the Corporation's shareholders, and each nonemployee director in office on May 15, 1989 or May 15th of any succeeding year automatically receives an option for 1,000 shares of Common Stock. The exercise price for options granted to nonemployee directors is the fair market value of the Common Stock on the date of grant, and options for approximately one-third of the shares become exercisable on May 15th of each of the first three years following grant. Options granted to nonemployee directors have a term of ten years.

    In 1995, Mr. Brenzel and Mr. Snyder each received the annual grant of options for 1,000 shares of Common Stock. The option exercise price was $0.63 per share. No options were exercised in 1995.

    Other than the issuance of stock options, the Corporation did not pay its directors for attendance at regularly scheduled board meetings in 1995. The Corporation has not determined its director compensation policy for 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 22, 1996 with respect to the shares of Common Stock owned (i) by each person known to the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock (ii) by each of the Corporation's directors and executive officers, and (iii) by all directors and officers as a group. As of March 22, 1996, there were 5,029,770 outstanding shares of Common Stock, which is the Corporation's only class of voting shares.

     Directors and                Number                Percent
     Executive Officers         of Shares(1)           of Class(2)
     John P. Snyder
     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,990,532(3)              38.2%

     Richard W. Smith
     10301 Linn Station Rd.
     P. O. Box 37144
     Louisville, KY  40233        174,750(4)               3.5%

     James P. Buren
     10301 Linn Station Rd.
     P. O. Box 37144
     Louisville, KY  40233        171,657(5)               3.4%

     John A. Brenzel
     3501 Graham Rd.
     Louisville, KY  40207        142,538(6)               2.8%

     All current directors
     and officers as a
     group (4 persons)          2,479,477                 47.2%


     5% Beneficial Owners

     H. Joseph Schutte
     1410 Hadleigh Place
     Louisville, KY  40222        333,336(7)               6.5%

     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,948,732(8)              37.6%





                                  Number                Percent
     5% Beneficial Owners       of Shares(1)           of Class(2)
     EPI Corporation,
     John P. Snyder,
     Max G. Baumgardner,
     James E. Buchart,
     J. Ben Cress,
     Robert H. Loeffler,
     Henry A. Schumpf,
     Grace W. Wilkins
     9707 Shelbyville Rd.
     Louisville, KY  40223       2,291,432(8)(9)          43.6%


(1) Based on information furnished to the Corporation by the named person, and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Shares of Common Stock subject to options or warrants that are or will become exercisable within 60 days or are subject to issuance upon the conversion of the Corporation's Series A Preferred Stock ("Series A Preferred") have been deemed outstanding for computing the percentage of class of the listed person or the group, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Includes 1,948,732 shares of Common Stock beneficially owned by EPI Corporation. (See footnote 8.) Mr. Snyder is President, a director, and largest single shareholder of EPI Corporation. Mr. Snyder shares voting and investment power with respect to, and disclaims beneficial ownership of, the shares owned by EPI Corporation, which are included once in the shares beneficially owned by all directors and officers as a group. Mr. Snyder's total also includes 5,000 shares subject to currently exercisable stock options, 20,000 shares issuable upon the conversion of 2,500 shares of Series A Preferred, and 5,000 shares issuable upon the exercise of warrants.

(4) Includes 18,673 shares subject to currently exercisable stock options and 1,000 shares owned individually by Mr. Smith's wife.

(5) Includes 15,738 shares subject to currently exercisable stock options.

(6)     Includes 5,000 shares subject to currently exercisable stock options.

(7) Includes 53,336 shares issuable upon the conversion of 6,667 shares of Series A Preferred and 13,334 shares issuable upon the exercise of warrants.

(8) Includes 120,000 shares issuable upon the conversion of 15,000 shares of Series A Preferred and 30,000 shares issuable upon the exercise of warrants.

(9) Includes 1,948,732 shares of Common Stock beneficially owned by EPI Corporation, for which the named individuals, as directors of EPI Corporation, share voting and investment power. The individual members of this group together own the majority of shares of EPI Corporation. Also includes 60,000 shares issuable upon the conversion of 7,500 shares of Series A Preferred, 15,000 shares issuable upon the exercise of warrants, 5,000 shares issuable upon the exercise of options, 13,000 shares held as custodian or trustee for children, and 6,000 shares held by spouses and children for which beneficial ownership is disclaimed.

Item 12.  Certain Relationships and Related Transactions.

In 1992, EPI Corporation, which beneficially owns 41.5% of the Common Stock outstanding, loaned $300,000 to the Corporation to finance the Corporation's purchase of certain equipment to be installed in its computer center. On January 17, 1995, EPI provided an additional $500,000 in credit under the loan to assist the Corporation in financing the purchase of certain assets of Societe Twinsys, SA, a French disaster recovery company. The loan bears interest at an annual rate of 1.5% above the "prime rate" as published in The Wall Street Journal. The current interest rate is 9.75%. The term of the loan is 90 days and has been renewed for additional 90-day terms through April 10, 1996. In connection with the loan, the Corporation granted a second mortgage on its property located on Linn Station Road to EPI Corporation. The preexisting first mortgage is held by a commercial bank.
The Corporation also issued 30,000 shares of Common Stock to EPI Corporation when the loan was originally made in 1992, and has issued 2,000 shares of common stock per $100,000 outstanding principal balance of the loan upon each renewal of the loan for an additional 90-day term. John P. Snyder, a director of the Corporation, is President, a director and the largest shareholder of EPI Corporation.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DATAGUARD RECOVERY SERVICES, INC.


Date:  May 9, 1996
                                          By  /s/ Richard W. Smith

                                             Richard W. Smith, President