Form 10QSB
period 1996-03-31
DATAGUARD RECOVERY SERVICES INC
filed 1996-05-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 5,029,770.




                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets


                                                      March 31,    December 31,
                                                        1996             1995
                                                     (Unaudited)      (Audited)
Assets
Current assets:
  Cash and cash equivalents                         $   136,496     $   170,636
  Accounts receivable, net                            3,517,041       1,128,407
  Other current assets                                  405,988         490,124

        Total current assets                          4,059,525       1,789,167

Property and equipment, net                           8,186,995       8,761,358

Other assets                                            378,558         237,222

                                                    $12,625,078     $10,787,747

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt            $   439,165     $   304,139
  Current installments of obligations
    under capital leases                              1,748,464       1,858,755
  Notes payable to stockholders                         991,176         991,176
  Accounts payable                                      997,290         941,812
  Accrued income taxes                                  251,150         133,630
  Accrued expenses                                    1,017,649         854,862

        Total current liabilities                     5,444,894       5,084,374

Long-term debt, excluding current installments        1,012,928       1,024,356
Obligations under capital leases,
    excluding current installments                    1,728,610       2,179,412
Customers' deposits                                      57,408          58,253
Deferred revenue                                      2,827,495         852,146
Deferred income taxes                                   294,156         309,938

        Total liabilities                            11,365,491       9,508,479

Stockholders' equity:
  Preferred stock without par value.  Authorized
    2,000,000 shares:  Series A Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 34,167 shares at
    March 31, 1996 and December 31, 1995                341,670        341,670
  Common stock without par value.  Authorized
    6,000,000 shares; issued and outstanding
    5,029,770 shares at March 31, 1996 and
    5,013,770 shares at December 31, 1995             3,037,833      3,029,833

  Accumulated deficit                                (2,128,605)    (2,119,092)
  Foreign currency translation adjustment                 8,689         26,857

        Total stockholders' equity                    1,259,587      1,279,268

                                                    $12,625,078    $10,787,747


See notes to unaudited condensed consolidated financial statements.



                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  1996                 1995
Service revenues                              $ 2,344,117          $ 2,003,809

Operating expenses:
  Cost of services                              1,506,485            1,380,180
  Selling, general and administrative expenses    588,109              441,892
                                                2,094,594            1,822,072

        Operating income                          249,522              181,737

Other income (expense):
  Interest expense                               (161,707)            (131,063)
  Other income (expense)                            1,797               26,386
                                                 (159,910)            (104,677)

Income before income taxes                         89,612               77,060

Income taxes                                       99,125              117,700

        Net loss                              $    (9,513)        $    (40,640)


Net loss per common and common
  equivalent share                            $       -           $       (.01)

Weighted average number of common and
  common equivalent shares outstanding          5,027,836             4,962,748

See notes to unaudited condensed consolidated financial statements.


                              DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                 Series A                             Foreign
                 Preferred    Common   Accumulated    Currency
                   Stock      Stock      Deficit     Translation    Total
Balance at
  December 31,
  1995           $ 341,670  $3,029,833 $(2,119,092)   $  26,857   $1,279,268

Issuance of
  16,000 shares
  of Common Stock      -         8,000         -            -          8,000

Net loss for
  three months
  ended March
  31, 1996             -           -        (9,513)         -         (9,513)

Translation
  adjustment at
  March 31, 1996       -           -            -       (18,168)     (18,168)

Balance at March
  31, 1996       $ 341,670  $3,037,833 $(2,128,605)   $   8,689   $1,259,587

See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   1996                  1995
Cash flows from operating activities:
  Net loss                                   $    (9,513)          $   (40,640)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and amortization              574,714               384,433
      Deferred income taxes                      (15,782)               82,400
      Other                                         (381)                 (846)
    Change in operating assets and liabilities:
      Accounts receivable                     (2,415,883)           (2,583,577)
      Other current assets                        72,780               (17,179)
      Accounts payable                            62,736               246,893
      Accrued expenses                           186,046             1,018,913
      Accrued income taxes                       117,520                35,300
      Other current liabilities                      (23)              (15,877)
    Increase in other assets                    (148,481)              (41,379)
    Increase in deferred revenue               1,978,928             1,274,758
    Increase in customers' deposits               13,543                 3,635

            Net cash provided by operating
              activities                         416,204               346,834

Cash flows from investing activities:
  Acquisition of property and equipment          (96,115)              (30,941)
  Purchase of Twinsys                                -                (203,856)

            Net cash used in investing
              activities                         (96,115)             (234,797)

Cash flows from financing activities:
  Proceeds from note payable to stockholder          -                 500,000
  Proceeds from long-term debt                   215,000                   -
  Principal payments on long-term debt and
    obligations under capital leases            (569,229)             (233,584)

            Net cash provided by (used in)
              financing activities              (354,229)              266,416

Net increase (decrease) in cash and cash
  equivalents                                    (34,140)              378,453


Cash and cash equivalents at beginning of
  period                                         170,636               108,603

Cash and cash equivalents at end of period   $   136,496           $   487,056


See notes to unaudited condensed consolidated financial statements.


                               DATAGUARD RECOVERY SERVICES, INC. AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1996

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the three months then ended. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     Certain reclassifications of amounts in the condensed consolidated financial statements have been made to reflect comparability.

(2) This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

(3) On February 3, 1995, Dataguard Recovery Services, Inc. ("Dataguard") purchased certain operating assets and assumed certain liabilities of Twinsys, SA ("Twinsys"), a leading provider of computer disaster back-up services in France.

Dataguard financed the purchase with funds borrowed from EPI Corporation, Dataguard's largest stockholder, under an amendment to an existing loan agreement. John P. Snyder, EPI's President and Chairman, is a director of Dataguard. Dataguard also issued 16,000 shares of its common stock to EPI in connection with the loan.

Summarized below are the proforma combined results of operations for the three months ended March 31, 1995, as though the acquisition had occurred on January 1, 1995.







                                                Three months ended
                                                   March 31, 1995
           Revenues                                  $2,664,000
           Net income (loss)                             52,000

           Net income per share
             of common stock                         $      .01

(4) For financial reporting purposes, income before income taxes includes the following components:

                                          March 31,      March 31,
                                            1996           1995
           Pretax income (loss)
             United States              $(180,704)       $(241,092)
             Foreign                      270,316          318,152

                                        $  89,612        $  77,060

The provision for income tax expense is attributable to earnings from foreign operations.

(5) Income per share is based on net income less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Common stock equivalents outstanding are calculated for stock options and warrants using the treasury stock method. Fully diluted per share amounts are not materially different from primary per share amounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenue of $2,344,117 and $2,003,809 for the three months ended March 31 1996 and 1995, respectively. The Company reported a net loss of $9,513 for the three month period March 31, 1996 after reporting a net loss of $40,640 for the same period in 1995. The increase in revenue is attributable almost entirely to the Company's subsidiary, Twinsys
Dataguard S.A. (hereinafter referred to as "Twinsys") which was acquired on February 3, 1995. Accordingly, consolidated financial results for the first quarter of 1996 include three months of operations for Twinsys compared to two months for the prior year. Twinsys is a Paris, France-based provider of disaster recovery services in Europe. Twinsys contributed net income of approximately $171,000 and $201,000 for the first quarters of 1996 and 1995, respectively, which offset a substantial portion of the net losses incurred by the Company's North American operations during these same periods.

Consolidated service revenue increased approximately 17% through March 31, 1996 when compared to the same period in 1995. Twinsys accounted for approximately $1,666,000 of consolidated service revenue during this period in 1996. Twinsys has retained most of its pre-existing customers and added several new customers since its acquisition by Dataguard in February 1995.
1996 revenues from customers under contract are expected to be higher than in 1995. Backup service revenue for the Company's North American operations decreased 29% when compared to the same period in 1995. Bull backup service revenue has decreased significantly when compared to 1995 due to the expiration on June 1, 1995 of the Company's then largest contract, and to increased competition. The expired contract generated approximately 36% of the Company's revenue for the three month period March 31, 1995. The Company entered into a new contract with this customer for significantly lower revenue due to the customer's reduced backup service requirements. (See "Liquidity and Capital Resources.") IBM backup service revenue grew by 27% during the first quarter of 1996, but was more than offset by the decrease in Bull backup service revenue. Consulting service revenue decreased approximately 26% for the three month period March 31, 1996 when compared to the same period in 1995. The Company's consulting services and other data processing services are not recurring, and therefore significant changes in these revenues can occur from year to year. The Company began offering outsourcing data processing services in December 1995. Outsourcing services will provide an additional source of revenue throughout 1996.

The Company's operating expenses increased to $2,094,594 for the three month period in 1996 from $1,822,072 in 1995. This increase is principally attributable to Twinsys. Twinsys' operating expenses amounted to $1,333,297 in 1996 and are comprised mainly of lease and maintenance expenses for its facility and computer equipment, as well as personnel costs. The cost of services for North American operations remained fairly stable during the first quarter of 1996 when compared to the same period last year. These costs had decreased throughout 1995 principally from reductions in Bull computer equipment lease and maintenance costs. Selling, general and administrative expenses increased to $588,109 for the three month period
March 31, 1996 from $441,892 for the same period in 1995. This increase resulted primarily from the addition of expenses totaling $305,126 for Twinsys during this period in 1996, which relate largely to personnel and marketing expenses. General and administrative expenses, which had remained stable for several years prior to 1995, were generally higher during 1995 and the first quarter of 1996. The largest factor in the increase during these periods were costs associated with the acquisition and the initial integration and coordination of Twinsys operations. These expenses are expected to be lower during the remainder of 1996 as the costs for establishing and coordinating Twinsys' technical, sales and administrative procedures begin to decrease.

Interest expense totaled $161,707 and $131,063 for the three month periods March 31, 1996 and 1995, respectively. Interest expense for Twinsys was $62,426 for the three month period in 1996 and is related mainly to capital leases for computer equipment. Interest costs at Dataguard were comparable to last year's first quarter, and are principally related to capital leases for computer equipment and debt incurred to purchase Twinsys.

The provision for income taxes totaled $99,125 and $117,700 for the three month periods ended March 31, 1996 and 1995, respectively, due to French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are avail-able to offset any future U.S. taxable income.

Liquidity and Capital Resources

At March 31, 1996, the Company's consolidated current liabilities exceeded current assets by $1,385,369. The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. Backup services revenue for the Company's customers are generated in most cases under multi-year, non-cancelable contracts that will provide a fixed revenue stream over the next several years. These contractual revenues, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at March 31, 1996.

Income from Twinsys has provided a significant, positive impact upon the consolidated cash flow of the Company. However, the timing and amount of cash transfers between Twinsys and Dataguard are subject to rules governing dividend payments by French subsidiaries of multi-national corporations, as well as practical considerations. The Company will continue to assess the working capital needs of its North American and European operations on a periodic basis and will determine appropriate allocations of cash throughout the year. The Company expects to meet its other cash flow needs in 1996 through payments of consulting revenues by existing customers, the addition of new customers for backup, consulting and outsourcing services, as well as the extension of payment terms on certain monthly expenses and other debt.
In addition, cash flow from operations throughout the remainder of 1996 will be positively affected by the more favorable terms of new computer leases, which replaced leases that expired during the last quarter of 1995. The Company will continue to seek more favorable terms for its remaining lease and maintenance agreements as the Company's present agreements expire. The Company's domestic computer equipment will meet the technological require-ments of the Company's current and prospective customers without the need for any material capital expenditure during 1996. Twinsys acquired computer equipment needed for the backup requirements of some of its largest customers during the first quarter of 1996. The acquisition was financed through a capital lease obligation totaling approximately $2,000,000. The Company's objective is to finance capital needs with the smallest possible adverse impact on the Company's liquidity position.

The Company's revenues from North American operations have not returned to the levels that existed prior to the expiration of its two largest contracts in December 1994 and June 1995. The Company's equipment costs decreased significantly during the last quarter of 1995 as leases associated with one of its contracts expired, which offset some of the lost revenue.

During 1994, an affiliate of Bull HN began offering backup services to Bull computer users. The increased competition to procure backup service con-tracts adversely affected the Company's revenues in 1995, and is expected to adversely affect the Company's revenues in the future, pending the outcome of litigation between the Company and Bull relating to competitive practices.

PART II.  OTHER INFORMATION

Item 5.  Other Information.

         During the second quarter of 1996, the Company expects to announce an expansion of its services to include millennium consulting, conversion, and testing services. Users of large scale computer systems are becoming increasingly aware of potential problems caused by the inability of computer systems to properly interpret dates for the year 2000 and beyond. The "millennium problem" arises from the widespread use of computer programs that rely on two-digit date codes to perform computations and decision-making functions. Many of these computer programs may fail due to an inability to properly interpret date codes. Based on its 12 years of experience as a provider of a full range of information services, the Company expects to assist customers in identifying, analyzing and resolving millennium problems as well as enabling customers to test corrected programs in advance.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None







                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              DATAGUARD RECOVERY SERVICES, INC.


Date:         May 12, 1996                    By:  \s\  Richard W. Smith

                                                    Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                       Date

\s\ Richard W. Smith               President and Director      May 12, 1996
Richard W. Smith                   (Chief Executive Officer)
                                   (Chief Financial Officer)
                                   (Chief Accounting Officer)
