Form 10QSB
period 1996-06-30
DATAGUARD RECOVERY SERVICES INC
filed 1996-08-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996

                                     OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                      Commission File Number 0-21662

                            Strategia Corporation
                  (formerly Dataguard Recovery Services, Inc.)
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

    Dataguard Recovery Services, Inc.

Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   [X]    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 5,045,770.

                               STRATEGIA CORPORATION AND SUBSIDIARY


Condensed Consolidated Balance Sheets


                                                   June 30,     December 31,
                                                     1996           1995
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 1,102,039   $   170,636
  Accounts receivable, net                           1,115,026     1,128,407
  Other current assets                                 340,783       490,124

        Total current assets                         2,557,848     1,789,167


Property and equipment                              18,558,370    16,138,011
  Less accumulated depreciation and amortization     8,621,353     7,376,653
                                                     9,937,017     8,761,358

Other assets                                           462,699       237,222

                                                   $12,957,564   $10,787,747

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   414,734   $   304,139
  Current installments of obligations under
    capital leases                                   2,397,345     1,858,755
  Notes payable to stockholders                        800,027       991,176
  Accounts payable                                   1,070,881       941,812
  Accrued income taxes                                 128,011       133,630
  Accrued expenses and other current liabilities       960,104       854,862

        Total current liabilities                    5,771,102     5,084,374

Long-term debt, excluding current installments       1,001,465     1,024,356
Obligations under capital leases,
    excluding current installments                   2,602,641     2,179,412
Customers' deposits                                     56,176        58,253
Deferred revenue                                     1,984,607       852,146
Deferred income taxes                                  314,721       309,938

        Total liabilities                           11,730,710     9,508,479

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:

    Series A Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 0 shares at June 30, 1996 and
    34,167 shares at December 31, 1995                               341,670

    Series AA Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 64,546 shares at June 30, 1996
    and 0 shares at December 31, 1995                  645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    2,522,885 shares at June 30, 1996 and
    2,506,885 shares at December 31, 1995            3,045,833     3,029,833
  Accumulated deficit                               (2,449,613)   (2,119,092)
  Foreign currency translation                         (14,826)       26,857

        Total stockholders' equity                   1,226,854     1,279,268

                                                   $12,957,564   $10,787,747


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                               1996          1995   1996        1995

Service revenues            $2,375,601  $2,224,475  $4,719,718  $4,228,284

Operating expenses:
  Cost of services           1,866,200   1,139,888   3,372,685   2,520,068
  Selling, general and
    administrative expenses    539,952     669,270   1,128,062   1,111,162
                             2,406,152   1,809,158   4,500,747   3,631,230
      Operating income (loss)  (30,551)    415,317     218,971     597,054

Other income (expense):
  Interest expense            (202,232)   (185,962)   (363,939)   (317,025)
  Other                          4,963      (4,792)      6,760      21,594
                              (197,269)   (190,754)   (357,179)   (295,431)

      Income (loss) before
        income taxes        $ (227,820) $  224,563  $ (138,208)  $ 301,623

Provision for income taxes  $   23,636  $  176,600  $  122,761   $ 294,300

  Net income (loss)         $ (251,456) $   47,963  $ (260,969)  $   7,323

Net income (loss) per share
  of common stock           $     (.10) $      .02  $     (.10)  $     -

Weighted average number
  of common shares
  outstanding                2,522,006  2,489,478   2,517,962   2,485,449



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                      Series A    Series AA                               Foreign
                      Preferred   Preferred    Common    Accumulated    Currency
                        Stock       Stock      Stock       Deficit     Translation    Total
Balance at December
  31, 1995           $ 341,670  $       -    $3,029,833  $(2,119,092) $    26,857  $1,279,268

Issuance of  8,000
  shares of Common
  Stock                      -          -         8,000          -            -         8,000

Net loss for three
  months ended March
  31, 1996                   -          -           -         (9,513)         -        (9,513)

Translation adjustment
  at March 31, 1996          -          -           -            -        (18,168)    (18,168)

Balance at March 31,
  1996                   341,670        -     3,037,833   (2,128,605)       8,689   1,259,587

Issuance of  8,000
  shares of Common
  Stock                      -          -         8,000          -            -         8,000

Conversion of Series A
  Preferred to Series
  AA Preferred          (341,670)   341,670         -            -            -           -

Conversion of Series A
  Preferred dividends
  in arrears to Series
  AA Preferred               -       69,552         -        (69,552)         -           -

Conversion of stockholders'
  notes and interest
  to Series AA Preferred     -      234,238         -            -            -       234,238

Net loss for three
  months ended June
  30, 1996                   -          -           -       (251,456)         -      (251,456)

Translation adjustment
  at June 30, 1996           -          -           -            -        (23,515)    (23,515)

Balance at June 30,
  1996                 $     -    $ 645,460  $3,045,833  $(2,449,613) $   (14,826) $1,226,854


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                    Six Months Ended
                                                         June 30,
                                                  1996             1995
Cash flows from operating activities:
  Net income (loss)                               $  (260,969)     $     7,323
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                 1,325,479          956,147
      Deferred income taxes                             8,870          206,020
      Other                                           (20,908)         (48,947)
    Change in operating assets and liabilities:
      Accounts receivable                             (36,220)      (2,020,431)
      Other current assets                            128,670          (38,485)
      Accounts payable                                182,335          585,266
      Accrued expenses                               (308,647)         660,707
      Accrued income taxes                            435,042           88,280
      Other current liabilities                            54          (25,851)
    Increase in other assets                          (47,233)         (22,486)
    Increase in deferred revenue                    1,172,233        1,156,638
    Increase (decrease) in customers' deposits         14,207            2,586

         Net cash provided by operating activities  2,592,913        1,506,767

Cash flows from investing activities:
  Acquisition of property and equipment              (282,684)        (345,868)
  Investment in subsidiary                                -           (203,856)

         Net cash used in investing activities       (282,684)        (549,724)

Cash flows from financing activities:
  Proceeds from note payable to stockholder               -            500,000
  Proceeds from bank line of credit                   250,000              -
  Principal payments on long-term debt and
    obligations under capital leases               (1,628,826)        (766,075)
  Payment of dividends                                    -            (27,598)

            Net cash used in financing
              activities                           (1,378,826)        (293,673)

Net increase (decrease) in cash and cash equivalents  931,403          663,370

Cash and cash equivalents at beginning of period      170,636          108,603

Cash and cash equivalents at end of period        $ 1,102,039      $   771,973



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1996

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months then ended and cash flows for the six months then ended.

     Certain reclassifications of amounts in the condensed consolidated financial statements have been made to reflect comparability.

(2) This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(3) On February 3, 1995, the Company purchased certain operating assets and assumed certain liabilities of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe. Strategia financed the purchase with funds borrowed from EPI Corporation, Strategia's largest stockholder, under an amendment to an existing loan agreement. John P. Snyder, EPI's President and Chairman, is a director of Strategia. Strategia also issued 8,000 shares of its common stock to EPI in connection with the loan.

Summarized below are the proforma combined results of operations for the six months ended June 30, 1995, as though the acquisition had occurred on January 1, 1995.


                                          Six months
                                      ended June 30, 1995
Revenues                                  $4,888,000
Net income                                   100,000

Net income per share
  of common stock                         $      .04


(4) For financial reporting purposes, income (loss) before income taxes for the three and six months ended June 30, 1996 and 1995, includes the following components:

                                Three months              Six months
                                ended June 30,           ended June 30,
    Pretax income (loss):   1996         1995         1996          1995
    United States           $ (292,277)  $ (252,861)   $ (472,981)  $ (493,953)
    Foreign                     64,457      447,424       334,773      795,576

                            $ (227,820)  $  224,563    $ (138,208)  $  301,623

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

On Monday, July 29, 1996 the Company announced that the 1-for-2 reverse stock split of its Common Stock and its change of name from Dataguard Recovery Services, Inc. to Strategia Corporation had taken effect before the opening of business that day. As a result of the 1-for-2 reverse stock split, every two of the Company's common shares outstanding at the effective time were automatically converted into one new common share of Strategia Corporation. The Company's name change and reverse stock split was approved by the stockholders at the Company's 1996 annual meeting on July 12, 1996. All share and per share amounts have been restated for the reverse stock split.

(6) On May 30, 1996, the Company's Board of Directors authorized the issuance of Series AA Convertible Preferred Stock (Series AA Preferred).
The Series AA Preferred provides for an annual dividend of 8%, compared to 11.5% on the Series A Convertible Preferred Stock (Series A Preferred). The Series AA Preferred, like the Series A Preferred, is convertible into 4 shares of Common Stock for 5 years after issuance through June 30, 2001. The limitations, preferences, and relative rights of the Series AA Preferred are otherwise identical to those of the Series A Preferred.

On June 30, 1996, all holders of Series A Preferred exchanged their shares (34,167 shares) for the same number of Series AA Preferred Shares. In addition, all dividends in arrears ($69,552) due to the original holders of Series A Preferred at June 30, 1996 were converted to Series AA Preferred.

The Company had notes payable ($191,176) and accrued interest payable ($43,062) to certain stockholders at June 30, 1996. These amounts were also converted to Series AA Preferred as of June 30, 1996. (See "Part II,
Item 5 -- Other Events" for additional discussion.)

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenue of $2,375,601 and $4,719,718 for the three and six months ended June 30, 1996, respectively. This compares to revenue of $2,224,475 and $4,228,284 for the comparable periods in 1995. The Company reported net losses of $251,456 and $260,969 for the three and six months ended June 30, 1996 after reporting net income of $47,963 and $7,323 for the same periods in 1995. The increase in revenue in 1996 is attributable entirely to the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"). On February 3, 1995, Strategia acquired certain operating assets and assumed certain liabilities of Twinsys S.A. ("Seller"), a Paris, France-based provider of disaster recovery services in Europe.

Consolidated service revenue increased $151,126 and $491,434 for the three and six month periods ended June 30, 1996 when compared to the same periods in 1995. Twinsys accounted for approximately 72% of consolidated service revenue for these periods in 1996. Twinsys revenues increased approximately 27% for the three months ended June 30, 1996 when compared to the actual results for the comparable period in 1995 and approximately 8% for the six months ended June 30, 1996 when compared to the proforma results for the six months ended June 30, 1995. Twinsys has entered into new agreements with former customers of Seller and added several new customers since the asset purchase in February 1995. Partially offsetting the increase in service revenue at Twinsys was a decrease in backup service revenue for the
Company's North American operations.  This revenue decreased approximately
29% and 28% during the three and six month periods ended June 30, 1996, respectively, when compared to the same periods in 1995. Bull backup service revenue decreased significantly due to the expiration of the
Company's then largest contract effective June 1, 1995, and to increased competition. The expired contract generated approximately 12% of the Company's consolidated revenue during the first six months in 1995. The Company entered into a new contract with this customer for significantly lower revenue due to the customer's reduced backup service requirements. See "Liquidity and
Capital Resources." IBM backup service revenue grew by 20% and 23% for the three and six months ended June 30, 1996, respectively when compared to the same periods in 1995, but was more than offset by the decrease in Bull backup service revenue. Consulting service revenue for the three and six month periods ended June 30, 1996 decreased by 75% and 59% over the comparable periods in
1995.   The Company's consulting services are not recurring, and therefore significant changes in these revenues can occur from year to year. The Company began offering outsourcing data processing services in December 1995. Outsourcing services are expected to provide an additional source of revenue throughout 1996.

The Company's operating expenses increased to $2,406,152 from $1,809,158 and $4,500,747 from $3,631,230 for the three and six months ended June 30, 1996 when compared to the same periods in 1995, respectively. This increase is principally attributable to higher cost of services at Twinsys. Twinsys' cost of services increased to $1,141,823 for the three months ended June 30, 1996 from $482,026 for the same period last year. This increase was due to higher maintenance and depreciation expenses that began in April 1996. These expenses are associated with computer equipment upgrades needed for backup requirements for some of Twinsys' largest customers. The additional expenses related to the computer equipment upgrades in France reduced gross profit margins recorded by Twinsys beginning in the second quarter of 1996 and can be expected to remain at these levels for the reminder of the year. The Company expects to at least partially offset these expenses and the related reduction in gross profit margins through service revenue growth in Europe.
The cost of services for North American operations increased slightly to $724,377 for the three months ended June 30, 1996 from $657,862 for the same period last year. This increase is attributable to software licensing fees required for outsourcing services that began in 1996, partially offset by reductions in Bull computer equipment lease and maintenance costs. Selling, general and administrative expenses decreased to $539,952 for the three months ended June 30, 1996 from $669,270 in 1995. These expenses had increased throughout 1995 due primarily from the addition of expenses for Twinsys, which relate largely to personnel and marketing expenses. However, these expenses, which had remained stable for several years prior to 1995, are expected to be lower during the remainder of 1996 as the costs for establishing and coordinating Twinsys' technical, sales and administrative procedures begin to decrease. Professional fees attributable to Twinsys are also expected to be lower in 1996, but legal fees may increase in connection with ongoing litigation in the United States. (See "Part II, Item 1 -- Legal Proceedings").

Interest expense totaled $202,232 and $363,939 for the three and six months ended June 30, 1996, respectively, as compared to $185,962 and $317,025 for the same periods last year. The increase was caused by the new capital lease for computer equipment which began on April 1, 1996 as noted above. Interest expense for Twinsys totaled $111,118 and $173,544 for the three and six months ended June 30, 1996, and is related mainly to capital leases for computer equipment. Interest costs at Strategia were comparable to last year's results for the quarter and year-to-date, and are principally related to capital leases for computer equipment and debt incurred in connection with the commencement of operations by Twinsys.

The provision for income taxes totaled $122,761 and $294,300 for the six month periods ended June 30, 1996 and 1995, respectively, due to French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

At June 30, 1996, the Company's consolidated current liabilities exceeded current assets by $3,213,254. The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. Backup services revenue for the Company's customers are generated in most cases under multi-year contracts that will provide a predictable revenue stream over the next several years. These contractual revenues, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at June 30, 1996.

Income from Twinsys has provided a significant, positive impact upon the consolidated cash flow of the Company. However, the timing and amount of cash transfers between Twinsys and Strategia are subject to rules governing dividend payments by French subsidiaries of multi-national corporations, as well as practical considerations. The Company will continue to assess the working capital needs of its North American and European operations on a periodic basis and will determine appropriate allocations of cash throughout the year. The Company expects to meet its other cash flow needs in 1996 through payments of consulting revenues by existing customers, the addition of new customers for backup, consulting, outsourcing and millennium services, as well as the extension of payment terms on certain monthly expenses and other debt. In addition, cash flow from operations in 1996 is being positively affected by the more favorable terms of new computer leases, which replaced leases that expired during the last quarter of 1995. The Company will continue to seek more favorable terms for its remaining lease and maintenance agreements as the Company's present agreements expire. The Company's domestic computer equipment will meet the technological requirements of the Company's current and prospective customers without the need for any material capital expenditure during 1996. Twinsys acquired computer equipment needed for the backup requirements of some of its largest customers on April 1, 1996. The acquisition was financed through a capital lease obligation totaling approximately $2,000,000. The Company's objective is to finance capital needs with the smallest possible adverse impact on the Company's liquidity position.

The Company has not generated new revenue in North America to offset the loss of revenue upon the expiration of one of its largest contracts in 1995 and cannot currently predict when or if sufficient new revenues will be generated to offset the loss. The Company's equipment costs associated with the new backup services agreement for one of these customers significantly decreased during the last quarter of 1995, partially offsetting the decrease in revenues.

During 1994, an affiliate of Bull HN began offering backup services to Bull computer users. Previously, the Company had not had a significant competitor in the Bull back-up services business. The increased competition to procure backup service contracts adversely affected the Company's revenues in 1995, and is expected to adversely affect the Company's revenues in the future, pending the outcome of litigation between the Company and Bull relating to competitive practices. See Part II, Item 1 - Legal Proceedings.

The Company has announced plans to expand its computer service business to include "outsourcing" data processing services and consulting, conversion and testing services in connection with Year 2000 conversion projects. Although the Company does not believe entry costs for these businesses will be significant, additional financing be required. Most of the costs of these services are expected to be incurred to meet the requirements of contracts and are expected to be funded principally from contract revenues. Initial costs of providing outsourcing service relate principally to marketing expenses and cost of any computer equipment needed to meet a customer's requirements. The Company expects to meet customer requirements initially by utilizing available computer capacity at its data center, and subsequently by adding equipment as needed. Additional computer equipment is generally available and can be acquired and installed at relatively little cost. Initial costs of providing millennium services relate principally to marketing expenses and some additional personnel. The Company is actively considering several alternative sources of financing to meet the initial costs of its business expansion, including the private and/or public offering of debt or equity securities. The availability, cost, and timing of financing will affect the Company's success in implementing its planned expansion, and in particular its ability to offer millennium services when prospective customers are initiating conversion projects in anticipation of the year 2000.

The preceding discussion of the Company's financial condition and results of operations contains forward-looking statements relating to, among other things,
(i) the Company's strategy for expanding its business by offering outsourcing and millennium services, (ii) expenses relating to equipment, facilities, personnel, marketing, professional fees, and new service offerings; (iii) the availability of internal and external sources of financing; (iv) cash flow requirements and sources of funding therefor, and (v) competitive factors. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the disaster recovery, outsourcing or millennium services markets; (ii) unanticipated working capital or other cash requirements or priorities; (iii) the availability of financing on reasonable terms; (iv) changes in external competitive market factors or in the Company's internal budgeting process that might affect trends in the Company's results of operations; and (v) various competitive factors that may prevent the Company from competing successfully in the computer services market. In light of these factors and uncertainties, there can be no assurance that the forward-looking statements contained in this discussion will in fact transpire.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    See "Item 3. Legal Proceedings" in the Company's Annual Report on 10-KSB for the year ended December 31, 1995.

Item 2.  Changes in Securities.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security-Holders

    The 1996 Annual Meeting of the Company's shareholders was held on July 12, 1996. The Company currently has four directors who are elected to a one-year term at each annual meeting. John A. Brenzel, James P. Buren, Richard W. Smith, and John P. Snyder were each elected to a one-year term as directors at the 1996 Annual Meeting. In addition, three other proposals were approved by the Company's shareholders at the 1996 Annual Meeting. Voting information with respect to the matters submitted to shareholders it set forth below.

1.  Election of Directors.


                        For          Against      Abstain     Broker Nonvote
Mr. Brenzel:          3,263,468       2,500          0               0
Mr. Buren:            3,263,468       2,500          0               0
Mr. Smith:            3,263,468       2,500          0               0
Mr. Snyder:           3,263,468       2,500          0               0


2. Proposal to change the Corporation's name from Dataguard Recovery Services to Strategia Corporation.


                        For          Against      Abstain     Broker Nonvote
                      3,263,468       1,000       41,000             0

3. Proposal to increase number of authorized shares of Common Stock to 15 million shares.

                        For          Against      Abstain     Broker Nonvote
                      3,246,968      17,500        1,500             0

4. Proposal of effect a 1-for-2 reverse stock split of the Corporation's Common Stock.

                        For          Against      Abstain     Broker Nonvote
                      3,261,668       2,800        1,500            0

Item 5.  Other Events.

    On July 29, 1996 the Company announced that the 1-for-2 reverse stock split of its Common Stock and its change of name from Dataguard
Recovery Services, Inc. to Strategia Corporation had taken effect before the opening of business that day. As a result of the 1-for-2 reverse stock split, every two of the Company's common shares outstanding at the effective time were automatically converted into one new common share of Strategia Corporation. The Company's name change and reverse stock split had been approved by the shareholders at the Company's 1996 annual meeting on July
12, 1996.

    On June 30, 1996, the Company issued a total of 64,546 shares of newly authorized Series AA Preferred Stock and a warrant to purchase one share of Common Stock ("New Preferred Warrants") in connection with a plan to restructure certain of its current obligations to founding shareholders and preferred shareholders, who include directors of the Corporation, EPI Corporation, and certain of EPI's directors. The Company issued one share of Series AA Preferred and a New Preferred Warrant in payment of each $10.00 in outstanding principal and interest due on loans made in 1985 by founding shareholders, or a total of 23,424 shares in payment of $234,238 in principal and interest on the shareholder loans. The interest rate on the retired shareholder loans was 10% per year. The Company also issued one share of Series AA Preferred and a New Warrant to its current Series A Preferred shareholders in payment of each $10.00 of accrued, unpaid dividends payable on the Series A Preferred, or a total of 6,955 shares in payment of dividend obligations totaling $69,552 as of June 30, 1996. In addition, the Corporation issued one share of Series AA Preferred and one New Preferred Warrant in exchange for each of the 34,167 shares of Series A Preferred outstanding as of June 30, 1996 and the warrant to purchase one share of Common Stock that was originally issued with each Series A Preferred share (an "Old Preferred Warrant").

    By restructuring its preferred stock and shareholder loans, the Company eliminated its outstanding obligations for accrued, unpaid dividends, reduced the principal balance of loans from shareholders, and reduced the rate of dividends and interest payable to shareholders in the future. As a result of these transactions, the Company's preferred shareholders, who have provided capital necessary for the expansion of the Company's business in past years, effectively extended the period for converting their Preferred Stock and exercising their Warrants, and reduced the current exercise price per share on their Warrants. The Series AA provides for an annual dividend of 8%, compared to 11.5% on the Series A Preferred. The Series AA Preferred, like the current Series A Preferred, is convertible into 4 shares of Common Stock for 5 years after issuance. However, the conversion rights of the Series A Preferred would have expired during December 1996 and January 1997, while the conversion rights of the Series AA Preferred continue until June 30, 2001. The limitations, preferences, and relative rights of the Series AA Preferred are otherwise identical to those of Series A Preferred. The New Warrant issued with each share of Series AA Preferred, like the Old Warrant accompanying the Series A Preferred, has an initial exercise price of $2.50 per share of Common Stock, which increases by $.50 per year to $4.50 per share during the fifth year after issuance. However, the Old Warrants would have expired at December 31, 1996, compared to the June 30, 1996 expiration date of the New Warrant, and the current exercise price was effectively reduced from $4.50 to $2.50 per share.

    On June 10, 1996, the Company announced that it had commenced offering millennium consulting, conversion, and testing services to users of mid-range and large computer systems in both North America and Europe. The Company's millennium services are designed to enable computer users to modify their software so their data processing systems function properly in the year 2000 and beyond. The so-called "Year 2000 problem" arises because computer programs commonly rely on two-digit date codes (MM-DD-YY) for calculations and decision making functions. Many of these computer programs will fail due to an inability to properly interpret dates past 1999. Computer industry analysts have estimated that computer users will expend as much as $300-$600 billion worldwide to address the Year 2000 problem.

    A computer disaster recovery specialist for over a decade, the Company believes that offering millennium services is a logical extension of its historic business. The Company assists clients to prepare for and avert the potentially disastrous consequences of the unknown, unplanned interruptions in data processing. The Year 2000 problem differs only in the that the problem and the time it will occur are already known. Having provided disaster recovery as well as outsourcing services, Strategia both can assess the magnitude of a customer's Year 2000 problem, and has the operational capability to implement code conversion and testing. Strategia's services include identification and analysis of the magnitude of a client's potential problem, conversion of software date codes, and testing the performance of the converted software at Company data centers. The Company will offer these services separately or together for organizations that prefer a turnkey solution for their entire 2000 project. The Company has conducted customer pilot programs to test its methodology for Year 2000 conversions.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              3.2 - Amended and Restated Articles of Incorporation

              27 - Financial Data Schedule


         (b)  Reports on Form 8-K

              None



                                        SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this amendment to its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        STRATEGIA CORPORATION


Date:         August 14, 1996             By:  \s\  Richard W. Smith
                                              Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                    Title                      Date
\s\ Richard W. Smith                 President and Director     August 14, 1996
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
