Form 10QSB
period 1996-09-30
DATAGUARD RECOVERY SERVICES INC
filed 1996-10-29
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X]    QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
        ACT OF 1934

For the quarterly period ended             September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 3,010,885.


                               STRATEGIA CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets


                                                September 30,     December 31,
                                                     1996              1995
                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $ 1,364,253   $   170,636
  Accounts receivable, net                         1,622,155     1,128,407
  Other current assets                               136,855       490,124

        Total current assets                       3,123,263     1,789,167


Property and equipment                            17,996,238    16,138,011
  Less accumulated depreciation and amortization   9,207,054     7,376,653
                                                   8,789,184     8,761,358

Other assets                                         538,284       237,222

                                                 $12,450,731   $10,787,747

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt         $   164,360   $   304,139
  Current installments of obligations under
    capital leases                                 1,985,164     1,858,755
  Notes payable to stockholders                      800,000       991,176
  Accounts payable                                   968,442       941,812
  Accrued income taxes                               110,410       133,630
  Accrued expenses and other current liabilities   1,116,023       854,862

        Total current liabilities                  5,144,399     5,084,374

Long-term debt, excluding current installments       989,710     1,024,356
Obligations under capital leases,
    excluding current installments                 1,983,214     2,179,412
Customers' deposits                                   34,327        58,253
Deferred revenue                                   1,881,784       852,146
Deferred income taxes                                319,563       309,938

        Total liabilities                         10,352,997     9,508,479

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:

    Series A Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 0 shares at September 30, 1996 and
    34,167 shares at December 31, 1995                             341,670

    Series AA Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 64,546 shares at September 30, 1996
    and 0 shares at December 31, 1995                645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    3,010,885 shares at September 30, 1996 and
    2,506,885 shares at December 31, 1995          4,253,834     3,029,833
  Accumulated deficit                             (2,784,933)   (2,119,092)
  Foreign currency translation                       (16,627)       26,857

        Total stockholders' equity                 2,097,734     1,279,268

                                                 $12,450,731   $10,787,747


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                               1996          1995   1996        1995

Service revenues            $2,287,694  $2,463,350  $7,007,412  $6,691,634

Operating expenses:
  Cost of services           1,850,530   1,453,229   5,223,215   3,973,297
  Selling, general and
    administrative expenses    636,465     621,055   1,764,527   1,732,217
                             2,486,995   2,074,284   6,987,742   5,705,514
      Operating income (loss) (199,301)    389,066      19,670     986,120

Other income (expense):
  Interest expense            (123,616)   (195,226)   (487,555)   (512,251)
  Other income, net              7,574      28,207      14,334      49,801
                              (116,042)    167,019    (473,221)   (462,450)

  Income (loss) before
    income taxes            $ (315,343) $  222,047  $ (453,551) $  523,670

  Income taxes                  23,636     176,600     129,723     416,900

      Net income (loss)     $ (322,305) $   99,473  $ (583,274) $  106,770

Net income (loss) per share
  of common stock           $     (.13) $      .04  $     (.25)  $     .03

Weighted average number
  of common shares
  outstanding                2,535,320   2,497,580   2,523,790   2,489,537



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

 Total
Balance at
  December 31,
  1995         $ 341,670 $     -   $3,029,833 $(2,119,092) $ 26,857 $1,279,268

Issuance of
  Common Stock       -         -    1,224,001         -         -    1,224,001

Conversion of
  Series A
  Preferred
  dividends in
  arrears to
  Series AA
  Preferred     (341,670)  341,670        -           -         -         -

Conversion of
  Series A
  Preferred
  dividends in
  arrears to
  Series AA
  Preferred          -      69,552        -       (69,552)      -        -

Conversion of
  stockholders'
  notes and
  interest to
  Series AA
  Preferred          -     234,238        -           -         -     234,238

Payment of
  dividends          -         -          -       (13,015)      -     (13,015)

Net loss for nine
  months ended
  September 30,
  1996               -         -          -       (13,015)      -     (13,015)

Translation
  adjustment at
  September 30,
  1996               -         -          -           -     (43,484)  (43,484)

Balance at
  September 30,
  1996         $          $645,460 $4,253,834 $(2,784,933) $(16,627) $2,097,734



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                     Nine Months Ended
                                                       September 30,
                                                  1996             1995
Cash flows from operating activities:
  Net income (loss)                               $   (583,274)    $  106,770
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                  1,930,549      1,508,400
      Deferred income taxes                             14,657        291,840
      Other                                            (21,511)         2,596
    Change in operating assets and liabilities:
      Accounts receivable                             (546,450)     (1,688,237)
      Other current assets                             331,306         (75,096)
      Accounts payable                                  83,446        317,515
      Accrued income taxes                                (801)       125,060
      Accrued expenses and other current liabilities   308,376        791,296
    (Increase) decrease in other assets               (324,934)        (20,805)
    Increase (decrease) in deferred revenue          1,036,560      1,221,606
    Increase (decrease) in customers' deposits         (13,110)        31,684

         Net cash provided by operating activities   2,214,814      2,612,629

Cash flows from investing activities:
  Acquisition of property and equipment               (301,526)       (595,903)
  Purchase of Twinsys                                                  (50,870)

         Net cash used in investing activities        (301,526)       (646,773)

Cash flows from financing activities:
  Proceeds from note payable to stockholder                            500,000
  Net proceeds from issuance of common stock         1,200,001
  Proceeds from bank line of credit                    250,000
  Proceeds from long-term debt
  Principal payments on long-term debt and
    obligations under capital leases                (2,156,657)     (2,123,108)
  Payment of preferred dividends                       (13,015)        (38,528)

            Net cash used in financing                (719,671)     (1,661,636)
              activities

Net increase in cash and cash equivalents            1,193,617        304,220

Cash and cash equivalents at beginning of period       170,636        108,603

Cash and cash equivalents at end of period        $  1,364,253     $  412,823



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARY


Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1996

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months then ended and cash flows for the nine months then ended.

     Certain reclassifications of amounts in the condensed consolidated financial statements have been made to reflect comparability.

(2) This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(3) For financial reporting purposes, income (loss) before income taxes for the three and nine months ended September 30, 1996 and 1995, includes the following components:

                                Three months              Nine months
                             ended September 30,      ended September 30,
    Pretax income (loss):   1996         1995         1996          1995
    United States           $ (334,329)  $ (109,367)   $ (807,310)  $ (603,320)
    Foreign                     18,986      331,414       353,759    1,125,990

                            $ (315,343)  $  222,047    $ (453,551)  $  523,670


The provision for income tax expense is attributable to earnings from foreign operations.

(4) In September 1996, the Company raised $1,200,001 in a private placement of Common Stock and warrants to purchase Common Stock. Net proceeds from the sale of those shares were used to reduce bank line of credit borrowings and accounts payable.

(5) Income per share is based on net income less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Common stock equivalents outstanding are calculated for stock options and warrants using the treasury stock method. Fully diluted per share amounts are not materially different from primary per share amounts.

(6) On July 29, 1996 the Company announced that the 1-for-2 reverse stock split of its Common Stock and its change of name from Dataguard Recovery Services, Inc. to Strategia Corporation had taken effect before the opening of business that day. As a result of the 1-for-2 reverse stock split, every two of the Company's common shares outstanding at the effective time were automatically converted into one new common share of Strategia Corporation. The Company's name change and reverse stock split had been approved by the shareholders at the Company's 1996 annual meeting on July 12, 1996. All share and per share amounts have been restated for the reverse stock split.

(7) On May 30, 1996, the Company's Board of Directors authorized the issuance of Series AA Convertible Preferred Stock (Series AA Preferred) which provides for an annual dividend of 8%, compared to 11.5% on the Series A Convertible Preferred Stock (Series A Preferred). The Series AA Preferred like the Series A Preferred is convertible into four shares of common stock for five years after issuance through June 30, 2001. The limitations, preferences, and relative rights of the Series AA Preferred are otherwise identical to those of the Series A Preferred.

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

(8) Approximately 580,000 French francs (approximately $117,000) has been charged to operations during the quarter ended September 30, 1996 to account for a judgment rendered in September 1996 by a French court in a lawsuit by a former employee of Twinsys. The employee had claimed certain severance benefits as a result of his dismissal.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

The information set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" below and in the Company's Registration Statement on Form SB-2 filed October 15, 1996 (Registration No. 333-14055) under "Risk Factors."

Results of Operations

The Company reported revenue of $2,287,694 and $7,007,412 for the three and nine months ended September 30, 1996, respectively. This compares to revenue of $2,463,350 and $6,691,634 for the comparable periods in 1995. The Company reported net losses of $322,305 and $583,274 for the three and nine months ended September 30, 1996 after reporting net income of $99,473 and $106,770 for the same periods in 1995. The increase in revenue in 1996 is attributable entirely to the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"). On February 3, 1995, Twinsys acquired certain operating assets and assumed certain liabilities of Twinsys S.A. ("Seller"), a Paris, France-based provider of disaster recovery services in Europe.

Consolidated service revenue decreased $175,656 and increased $315,778 for the three and nine month periods ended September 30, 1996 when compared to the same periods in 1995. Twinsys accounted for approximately 73% of consolidated service revenue for these periods in 1996. Twinsys revenues decreased approximately 4% for the three months ended September 30, 1996 when compared to the same period in 1995 and increased approximately 19% for the nine months ended September 30, 1996 compared to the comparable period in 1995, when Twinsys operated for only eight months. The decrease in the third quarter resulted from an adjustment in the level of optional services subscribed for by a Twinsys client retroactive to February 1996. The reduction in monthly revenues for eight months was recorded entirely in the third quarter. Partially offsetting the increase in service revenue at Twinsys was a decrease in backup service revenue for the Company's North American operations. This revenue decreased approximately 11% and 23% during the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. Bull backup service revenue decreased significantly due to the expiration of the Company's then largest contract effective June 1, 1995, and to increased competition. The expired contract generated approximately 9% of the Company's consolidated revenue during the first nine months in 1995. Revenues receivable under the Company's new contract with this customer decreased significantly due to the customer's reduced backup service requirements. IBM backup service revenue grew by 22% and 23% for the three and nine months ended September 30, 1996, respectively when compared to the same periods in 1995, but was more than offset by the decrease in Bull backup service revenue. Consulting service revenue for the three and nine month periods ended September 30, 1996 decreased
by 46% and 58% over the comparable periods in 1995.   The Company's consulting
services are not recurring, and therefore significant changes in these revenues can occur from year to year. The Company began marketing data center outsourcing services in December 1995, completing its initial contract during the second quarter of 1996. Two new outsourcing contracts are expected to commence during the fourth quarter of 1996.

The Company's operating expenses increased to $2,486,995 from $2,074,284 and $6,987,742 from $5,705,514 for the three and nine months ended September 30, 1996 when compared to the same periods in 1995, respectively. The increase is principally due to higher maintenance and depreciation expenses that Twinsys began to incur in April 1996. Twinsys' operating expenses were lower in 1995, when Twinsys operated largely with equipment previously leased to Seller. Twinsys was able to negotiate substantially lower lease payments for this equipment following Seller's bankruptcy. Beginning in April 1996, Twinsys was obligated to obtain additional computer equipment to meet the backup requirements of some of its largest customers, resulting in higher depreciation and maintenance expenses and consequently, smaller margins. Maintenance and depreciation expenses for Twinsys are expected to remain at approximately current levels through 1997. The cost of services for North American operations increased slightly to $640,119 for the three months ended September 30, 1996 from $621,055 for the same period last year. This increase is attributable to software licensing fees required for outsourcing services that began in 1996, partially offset by reductions in Bull computer equipment lease and maintenance costs. Consolidated selling, general and administrative expenses increased slightly to $638,138 and $1,764,527 for the three and nine months ended September 30, 1996 from $621,055 and $1,732,217 in 1995. These expenses had increased throughout 1995 due primarily to the addition of personnel and marketing expenses for Twinsys. Although the costs for establishing and coordinating Twinsys' technical, sales and administrative procedures are expected to decrease in 1996, selling, general and administrative expenses are expected to increase for the year as the Company increases its marketing and technical staffs in North America and Europe in anticipation of increased demand for millennium services. Professional fees attributable to Twinsys are also expected to be lower in 1996. Legal fees are higher for the year as a result of litigation in the United States that was settled during the third quarter.

Interest expense totaled $123,616 and $487,555 for the three and nine months ended September 30, 1996, respectively, as compared to $195,226 and $512,251 for the same periods last year. Interest expense for Twinsys totaled $56,242 and $229,786 for the three and nine months ended September 30, 1996, and is related mainly to capital leases for computer equipment. Interest expense for North America, which principally related to capital leases and debt incurred to establish and provide working capital for Twinsys, decreased approximately 18% when compared to the nine month period ended September 30, 1995.

The provision for income taxes totaled $129,723 and $122,761 for the nine month periods ended September 30, 1996 and 1995, respectively, due to French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

At September 30, 1996, the Company's consolidated current liabilities exceeded current assets by $2,021,136. The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. Backup services revenue for the Company's customers are generated in most cases under multi-year contracts that will provide a predictable revenue stream over the next several years. These contractual revenues, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at September 30, 1996. In September 1996, the Company raised gross proceeds of $1,200,000 in a private placement of Common Stock and warrants to purchase Common Stock. Net proceeds from the sale of those shares and warrants were used to reduce the Company's bank line of credit, accounts payable, and for general working capital needs.

Income from Twinsys has provided a significant, positive impact upon the consolidated cash flow of the Company. However, the timing and amount of cash transfers between Twinsys and Strategia are subject to rules governing dividend payments by French subsidiaries of multi-national corporations, as well as practical considerations. The Company assesses the working capital needs of its North American and European operations periodically and determines appropriate allocations of cash throughout the year.

The Company's computer equipment is expected to meet the technological requirements of current and prospective backup services customers in North America and Europe without the need for any additional material capital expenditure during 1996. Twinsys financed its acquisition of computer equipment needed for the backup requirements of some of its largest customers through a capital lease obligation totaling approximately $2,000,000. Twinsys is also expected to incur increased equipment expense in 1997 as leases negotiated in 1995 begin to expire and new leases take effect. To the extent that additional computer hardware is required to meet the terms of future contracts for data center outsourcing and millennium testing services, the Company intends to finance the acquisition of readily available used equipment from contract revenues whenever possible, and the proceeds of a planned public offering of Common Stock discussed below.

The Company filed a registration statement with the Securities and Exchange Commission on October 15, 1996 to offer 1,750,000 units to the public. The units consist of one share of Common Stock and one Warrant to purchase one share of Common Stock. The Company intends to use the net proceeds from the offering to fund increases in marketing and technical personnel needed to support the growth of its millennium services and outsoucing business and to repay an $800,000 loan from a shareholder. The Company believes that the addition of new customers for millennium services as well as for outsourcing, backup, and consulting services will enable the Company to generate sufficient cash from operations to finance its working capital requirements for at least the next year and reduce its working capital deficit. To the extent that amounts from these sources are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funding through equity and debt financing. There can be no assurance that such financing will be available on terms acceptable to the Company, and if available, such financing may result in further dilution to the Company's stockholders and higher interest expense.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    The Company entered into a settlement agreement dated September 17, 1996, regarding the litigation styled Honeywell Inc. and Bull HN Information Systems, Inc. v. Dataguard Recovery Services, Inc. (No. 95-1052-JLT United States District Court, District of Massachusetts). In the settlement, Bull revised its software license agreement with the Company regarding the Company's outsourcing business. Bull also made commitments that will eliminate certain potential obstacles for the Company's disaster recovery customers that use Bull software. The Company released Bull from all prior agreements restricting Bull from competing in the disaster recovery business. The settlement agreement also contained mutual releases.

    While the litigation with Bull was pending, the Company withheld payment on a note with an outstanding balance of approximately $156,000. The note had originally been given by the Company to Bull, but Bull had subsequently assigned it to Wang Laboratories, Inc. Wang filed suit to collect on the note (Wang Laboratories, Inc. v. Dataguard Recovery Services, Inc. (Civil Action No. 96-CI-03782, Jefferson Circuit Court)). Shortly after the Bull litigation was settled, the Company settled the Wang litigation. Under that settlement, the Company is to pay the entire amount outstanding under the note (without further interest) over a six month period ending in March 1997.

    On August 9, 1996, a French court awarded a former employee of Twinsys approximately $117,000 in a lawsuit claiming certain severance benefits as a result of his dismissal. The award was not appealed by either party. The Company has charged this amount against operations for the third quarter. See
Note 8 of Notes to Financial Statements and Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.  Changes in Securities.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security-Holders

    None

Item 5.  Other Events.

    In September 1996, the Company issued 480,000 Units at an offering price of $2.50 cash per Unit in a private placement. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $3.75 per share ("1996 Warrants"). The 1996 Warrants are redeemable by the Company, at $.25 per share of Common Stock subject to the 1996 Warrants, upon thirty days written notice, if the closing bid price per share of the Common Stock for the ten consecutive trading days immediately preceding the date notice of redemption is given equals or exceeds $7.50. Holders of the 1996 Warrants have a one-time right to register the shares issuable upon exercise of the 1996 Warrants for sale at the Company's expense upon the demand of holders of 50% of the shares subject to the 1996 Warrants, and "piggy-back" registration rights through September 30, 2001, subject to certain limitations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10 - Acquisition Assistance Agreement, as amended among Copex Limited (UK), Copex Limited (Swiss), Dataguard Limited, and Strategia Corporation.

              27 - Financial Data Schedule


         (b)  Reports on Form 8-K

              None



                                        SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this amendment to its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        STRATEGIA CORPORATION


Date:         October 29, 1996            By:  \s\  Richard W. Smith
                                              Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                    Title                      Date
\s\ Richard W. Smith                 President and Director    October 29, 1996
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
