Form 10KSB/A
period 1995-12-31
STRATEGIA CORP
filed 1996-11-14
CIK 797221

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

                       STRATEGIA CORPORATION
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1996: Common stock -- $1,475,440.

The number of shares of the registrant's common stock outstanding as of March 22, 1996 -- 2,514,885 shares.

                          REFERENCE

Portions of the Corporation's Definitive Proxy Statement is incorporated by reference into Part III of this Form 10-KSB/A.


Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" below and in "Risk Factors," "Use of Proceeds" and "Business" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" below and in the "Risk Factors" section of the Company's Form SB-2 Registration Statement (Reg. No. 333-14055).

Overview

     Strategia Corporation provides disaster recovery, consulting, information processing and outsourcing services to users of medium- and large-scale computers in North America and Europe. Its clients include large and medium-sized organizations, including government agencies, universities, health care providers, financial institutions, manufacturers and telecommunications firms.

     The Company has sought to expand the range of computer services it can offer to customers in recent years, as its historic business has contracted. Since its inception in 1984, the Company has specialized in offering disaster recovery services to operators of large-scale data centers, including alternate site processing for Bull computer systems and contingency planning consulting. However, the number of large data centers using Bull computer systems in North America has decreased from approximately 700 in 1986 to approximately 100 in 1995, largely due to the "migration" of data centers to other computer systems. As a result, the Company's revenues from its historic business base have declined significantly in recent years. The Company has offered backup services for certain IBM computer systems since 1993, and began in February 1995 to offer Bull backup services in France, where the number of data centers using Bull computers is much larger than in North America. The Company plans to open an operations center and to offer Bull backup services in the United Kingdom within the next twelve months. In 1996, the Company began to market data center outsourcing and millennium services. Demand for millennium services, however, is likely to diminish significantly after 2000.

        Revenue from disaster recovery backup and contingency planning services represented approximately 95% of the Company's revenue in 1995. Twinsys generated approximately 65% of the Company's total service revenues in 1995. Revenue from alternate site processing is typically generated under multi-year contracts and is recognized ratably over the life of the contract. The Company's contingency planning services are rendered for a fixed fee, based on estimated hours required at each participating consultant's hourly rate, and revenue is recognized at the time the services are performed. Outsourcing revenue is generated under contracts at a specified monthly fee. Millennium consulting services will be offered on a fixed fee basis, while technical assessment and code conversion charges will be based upon the number of lines of program code. Millennium testing services will be charged at a per hour rate based on the equipment needed to test the client's system.

     Most of the Company's current cost structure is fixed. Cost of services relates mainly to computer and peripheral lease and maintenance expenses, facility lease, maintenance and utility expenses, and data communication costs. Personnel expenses, such as salaries and wages, along with employee benefit costs, are also largely fixed.

     Gross margins for the Company's computer backup and outsourcing businesses depend upon volume of service because the costs of these services are largely fixed. Margins are also affected by depreciation and estimated useful life of computer equipment. If the useful life of equipment continues after the equipment is depreciated, margins will typically increase. If the useful life of equipment ends before it is depreciated, margins will typically decrease. Depreciation on equipment currently installed at the Louisville facility has largely been completed. Assuming no purchases of additional equipment, depreciation expenses on equipment of Twinsys are expected to peak in 1997 and would decrease thereafter. See "Twinsys Assets Acquisition." Increased competition has also tended to reduce margins on Bull backup contracts negotiated in the last two years. An affiliate of Bull began offering backup services in 1994 in the United States, representing the first significant competition the Company has faced in the North American Bull backup market in several years. Competition for IBM backup contracts has continued to be intense, which tends to keep margins tight.

     Gross margins for contingency planning depend and millennium services are expected to depend primarily on the productivity of the Company's technical and consulting staff. Most of the Company's contingency planning projects are priced on a fixed fee basis depending on the estimated staff hours to complete the project. Therefore, the profitability of an individual project depends on completing the project within the budget.
In addition, productivity is based upon the number of billable personnel, billing rates, and the number of hours billed per day.

     General, administrative and selling expenses consist primarily of the salaries and benefits paid to the Company's marketing and administrative personnel and benefits, travel, promotions and trade show expenses, offices expenses and other general overhead costs. As a result of its plan to offer a wider range of computer services, the Company expects these costs to increase in absolute terms. However, the Company anticipates that these costs will remain stable or decrease slightly as a percentage of total revenue. Whether these expenses actually do stabilize or decrease as a percentage of revenue depends on the Company's ability to generate revenue from its new computer service offerings and the productivity of its marketing and administrative staff.

     Other expenses relate primarily to finance charges associated with capital leases for computer and peripheral equipment as well as funds borrowed from a shareholder. The Company expects to reduce its finance costs by reducing or eliminating certain capital lease obligations or refinancing them at lower rates. There can be no assurance that the Company will be able to procure less expensive sources of financing for these obligations. In addition to interest payable in cash on the principal balance of the shareholder loan, upon each 90-day renewal of the term of the loan, the Company issues 1,000 shares of Common Stock to the shareholder for each $100,000 of outstanding principal on the loan. See "Certain Transactions." The value of the shares issued during the year ended December 31, 1995 totaled $32,000. The shareholder loan has been renewed through January 5, 1997.

     The Company's results of operations for 1994 and 1995 include a provision for French income taxes on the income of Twinsys. The Company's North American operations incurred losses for these periods, thereby reducing income for the periods on a consolidated basis. The Company has net operating loss carry forwards available for U.S. federal and state income tax purposes and, accordingly, paid no U.S. income taxes for 1994 and 1995. At December 31, 1995 and 1994, the Company had net operating loss carry forwards of $3,340,000 and $2,873,000, respectively, for federal income tax reporting purposes. The Company has recognized a valuation allowance on a portion of its deferred tax assets due to the uncertainty of realizing the benefits thereof. The use of these carry forwards to offset future income is subject to limitations under Section 382 of the Internal Revenue Code.

Twinsys Assets Acquisition

     In February 1995, Twinsys, the newly formed French subsidiary of the Company, paid $200,000 to acquire certain assets of Twinsys, SA ("TSA"), a Paris, France disaster recovery provider then in bankruptcy proceedings under French law, and DKI, an affiliate of TSA. Twinsys acquired (i) the lease to the office space that housed one of the two former TSA data centers; (ii) certain tangible fixed assets of TSA and DKI valued at approximately $260,000; and (iii) intangible assets of TSA of negligible value. As a condition to court approval of the transaction, Twinsys agreed to provide backup services without charge to former TSA customers who had prepaid for these services and to assume approximately $65,000 of accrued vacation liabilities to former employees of TSA who became Twinsys employees. The Company financed the acquisition of the TSA assets and provided initial working capital to Twinsys with $500,000 in funds borrowed from a shareholder. See "Certain Transactions."

     Twinsys commenced operations in February 1995 with no revenue-producing contracts in effect and no lease arrangements in place for the computer equipment required to operate a backup services business. Twinsys' operating results during 1995 and 1996 are principally the result of Twinsys' success in entering into contracts with new subscribers, including a substantial number of the former customers of TSA, and in negotiating new computer leases at rates substantially less than the rates previously paid by TSA.

     Twinsys did not succeed TSA as a party to TSA's contracts with its customers. As a result, the bankruptcy decree effectively terminated the former TSA customers' obligations under those contracts, and the former TSA customers became free to subscribe for computer backup services with any vendor they chose. During the first three quarters of 1995, Twinsys was able to negotiate and enter into new backup services arrangements with more than 30 former TSA customers as well as several new clients.

     Similarly, Twinsys did not assume any rights or obligations under any leases for the computer equipment present at the TSA data centers. Twinsys planned to (and ultimately did) negotiate new leases for necessary computer equipment at substantially lower rates than would have been payable under the TSA leases. The equipment owners were also willing to allow Twinsys to operate the equipment present at the data center while negotiations were underway, during which time Twinsys was not obligated to make lease payments. In negotiating new client contracts, Twinsys committed to certain equipment upgrades to meet the backup requirements of some of its larger clients. To meet the commitment, Twinsys leased a large new computer system effective April 1, 1996. Many of the 1995 leases will terminate in 1997, and the Company anticipates that Twinsys' equipment costs will increase after new leases are negotiated and take effect. Depreciation expenses on currently installed equipment are expected to peak in 1997 and decrease thereafter.

     Because Twinsys commenced operations effective as of February 1, 1995, the Company's consolidated financial statements and other financial information contained in this Prospectus include only eleven months of combined operations with Twinsys during 1995. See Note 3 of Notes to the Consolidated Financial Statements.

Results of Operations


  For the Years Ended December 31, 1995 and 1994

     The Company reported revenue of $8,927,000 and $4,616,000 for 1995 and 1994, respectively. The Company reported net income of $42,000 for 1995 after reporting net income of $6,000 in 1994. The increase in revenue and net income in 1995 is attributable entirely to the commencement of operations by Twinsys effective on February 1, 1995. Twinsys contributed net income of approximately $750,000 in 1995, which offset the net loss incurred by the Company's North American operations during the year.

     Consolidated service revenue increased by $4,312,000 or 93.4% during 1995. Twinsys accounted for approximately $5,800,000 or 65.0% of consolidated service revenue for the year. Backup service revenue for the Company's North American operations decreased 35.2% in 1995. Bull backup service revenue decreased significantly due to the expiration of the Company's then two largest contracts during the first six months of 1995 and increased competition. The expired contracts together generated approximately 42% of the Company's revenue in 1994. The Company entered into a new contract with one of these customers but for significantly lower revenue due to the customer's reduced backup service requirements.
See "-Liquidity and Capital Resources." IBM backup service revenue grew by 23.8% in 1995, but was more than offset by the decrease in Bull backup service revenue. Consulting service revenue for 1995 increased by 62.8% over 1994, but was offset by non-recurring outsourcing revenue in 1994 from peak load processing.

     The Company's operating expenses for 1995 increased by 85.7% to $7,829,000 for 1995 from $4,215,000 in 1994, primarily due to the addition of Twinsys. Twinsys' operating expenses totaled $4,403,000 in 1995 and consisted mainly of lease and maintenance expenses for its facility and computer equipment, as well as personnel costs. The cost of services for North American operations decreased by approximately 23% in 1995 principally from reductions in Bull computer equipment lease and maintenance costs. Selling, general and administrative expenses increased 131.2% to $2,435,000 for 1995 from $1,053,000 in 1994. Twinsys accounted for $1,451,000 or 59.6% of these expenses in 1995, which relate largely to personnel and marketing expenses. Legal and accounting fees increased in 1995 as a result of the acquisition and initial startup of operations by Twinsys. Interest expense totaled $657,000 and $396,000 for 1995 and 1994, respectively. Interest expense for Twinsys totaled $240,000 or 36.5% and is related mainly to capital leases for computer equipment. Interest costs in North America increased approximately 5% principally as a result of debt incurred by the Company to acquire assets and provide working capital for Twinsys.

     The provision for income taxes totaled $444,000 for 1995, due to French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

 For the Years Ended December 31, 1995 and 1994

     Net cash provided by operating activities was $2,707,000 in 1995 and $772,000 in 1994. The increase was due to increases in depreciation and amortization, as well as increases in deferred revenue, accrued expenses, and accounts payable. These increases were partially offset by a decrease in accounts receivable.

     Net cash used in investing activities was $693,000 in 1995 and $43,000 in 1994. The increase was principally due to the establishment and initial capitalization of Twinsys in February 1995. The purchase of certain assets of TSA in bankruptcy proceedings and the purchase of computer equipment associated with the commencement of operations by Twinsys, were the primary investment uses of cash in 1995.

     Net cash used in financing activities was $1,952,000 in 1995 and $665,000 in 1994. During 1995, the Company was required to renegotiate all computer equipment capital leases in France. These new leases, along with the existing capital leases at Strategia, resulted in a large increase in principal payments on these leases during 1995. These increased payments were partially offset by proceeds from a shareholder loan.

     At December 31, 1995, the Company's consolidated current liabilities exceeded current assets by $3,295,207. The principal resources available to reduce the Company's liquidity deficiency are monthly revenues payable under its backup service contracts. Backup services revenue for the Company's customers are generated in most cases under multi-year contracts that typically provide predictable revenue streams. These contractual revenues, though not recorded on the Company's balance sheet, will be available to help meet the Company's liabilities as recorded at December 31, 1995.

     Income generated by Twinsys has provided a significant, positive impact upon the consolidated cash flow of the Company. However, the timing and amount of cash transfers between Twinsys and the Company are subject to rules governing dividend payments by French subsidiaries of multi-national corporations, as well as practical considerations. The Company assesses the working capital needs of its North American and European operations periodically and determines appropriate allocations of cash throughout the year. The Company expects to meet its other cash flow needs in 1996 through payments of consulting revenues by existing customers, the addition of new customers for backup, consulting and outsourcing services, as well as the extension of payment terms on certain monthly expenses and other debt. The Company will continue to seek more favorable terms for its remaining lease and maintenance agreements as the Company's present agreements expire.

     Twinsys financed the acquisition of computer equipment needed for the backup requirements of some of its largest customers through a capital lease obligation totaling approximately $2,000,000 on April 1, 1996. The Company expects that after the installation of this equipment at Twinsys its computer equipment should meet the technological requirements of current and prospective backup services customers in North America and Europe without the need for any additional material capital expenditure during 1996. Twinsys is expected to incur increased equipment expense in 1997 as leases negotiated in 1995 begin to expire and new leases take effect.

     The Company has not generated new revenue in North America to offset the loss of revenue upon the expiration of its two largest contracts in 1995 and cannot currently predict when or if sufficient new revenues will be generated to offset the loss. The Company's equipment costs associated with the new backup services agreement for one of its North American customers significantly decreased during the last quarter of 1995, partially offsetting the decrease in revenues. However, as noted above, its overall equipment costs will increase in 1996 as a result of the computer equipment acquisition at Twinsys.

     During 1994, an affiliate of Bull HN began offering backup services to Bull computer users. The increased competition to procure backup service contracts adversely affected the Company's revenues in 1995, and is expected to adversely affect the Company's revenues in the future, pending the outcome of litigation between the Company and Bull relating to competitive practices. The litigation was subsequently settled during the third quarter of 1996. See
Part II, Item 1 - "Legal Proceedings on Form 10QSB for the period ended September 30, 1996.

Item 7.   Financial Statements.


                                       STRATEGIA CORPORATION AND SUBSIDIARY


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

Stockholders' equity:
  Preferred stock without par value.  Authorized 2,000,000 shares:
    Series A Convertible Preferred Stock ($10 stated value);
    authorized 100,000 shares; issued and outstanding 34,167 shares;
    liquidating value $467,144                                         341,670
  Common stock without par value.  Authorized 6,000,000 shares;
    issued and outstanding 2,506,885 shares                          3,029,833
  Accumulated deficit                                               (2,119,092)
  Foreign currency translation                                          26,857
           Total stockholders' equity                                1,279,268

Commitments and contingencies
                                                                   $10,787,747

See accompanying notes to consolidated financial statements.




                                       STRATEGIA CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations



                                                      Years ended December 31
                                                         1995           1994
Service revenue                                    $ 8,927,183     $ 4,615,535


Operating expenses:
  Cost of services                                   5,394,518       3,161,718
  Selling, general and administrative expenses       2,434,906       1,053,324

                                                     7,829,424       4,215,042

          Operating income                           1,097,759         400,493

Other income (expense):
  Interest expense                                    (657,410)       (395,776)
  Other income, net                                     45,186           1,596

                                                      (612,224)       (394,180)

Income before income taxes                             485,535           6,313

Income taxes                                           443,568

          Net income                               $    41,967     $     6,313


Income (loss) per common and common equivalent
   share                                                $   -         $   (.01)


Weighted average number of common and common
  equivalent shares outstanding                      2,493,603       2,418,792

See accompanying notes to consolidated financial statements.

                              STRATEGIA CORPORATION AND SUBSIDIARY

Statements of Stockholders' Equity

                Series A                                               Foreign
             Preferred Stock       Common Stock         Accumulated   currency
             Shares    Amount    Shares      Amount       deficit     translation        Total


January 1,
  1994       34,167   $341,670   2,362,885   $2,885,833  $(2,128,844)  $            $1,098,659

Issuance
  of common
  stock                            112,000      112,000                                112,000

Net income                                                     6,313                     6,313

December 31,
  1994       34,167   $341,670   2,474,885    $2,997,833 $(2,122,531)               $1,216,972

Issuance
  of common
  stock                             32,000        32,000                                32,000

Payments of
  dividends                                                   (38,528)                 (38,528)

Net income                                                     41,967                   41,967

Foreign
  currency
  translation                                                              26,857       26,857

December 31,
  1995       34,167   $341,670   2,506,885    $3,029,833  $(2,119,092)    $26,857   $1,279,268

See accompanying notes to financial statements.



                                       STRATEGIA CORPORATION AND SUBSIDIARY

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


                                       STRATEGIA CORPORATION AND SUBSIDIARY

Notes to Financial Statements


(1)  Basis of Presentation

     Strategia Corporation (Strategia) and its wholly-owned French subsidiary, Twinsys Dataguard, S.A. (Twinsys), together referred to herein as "the Company," is a major provider of hot site services for users of large-scale Bull and IBM computers in North America and Bull and UNIX computers in Europe. The Company markets its services to corporate users of large-scale computers in the United States, Canada and Europe.

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

(2)  Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of Strategia Corporation and Twinsys. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(5)  Notes Payable to Stockholders

     During 1992, the Company entered into a $300,000 second mortgage agreement with a stockholder. The original term of the agreement was ninety days. The agreement had been renewed for additional 90-day terms subsequent to the original term through December 31, 1994. In January 1995, an $800,000 second mortgage agreement was entered into with this stockholder ($300,000 of which represents an extension of the original loan as noted above). The term of the loan extends through April 10, 1996. Interest on this amount is payable at an annual rate equal to the prime rate plus 1.5% (effectively 10% at December 31, 1995). Interest expense of $80,242 and $25,750 was charged to 1995 and 1994 operations, respectively. At December 31, 1995, accrued interest recorded in the consolidated balance sheet related to these notes was $110,581. The promissory note is secured by a second mortgage on the Company's real property. In consideration of this opportunity to borrow funds, the Company issued 15,000 shares of common stock to the stockholder in connection with the initial agreement. Additional share increments of common stock (currently 8,000 shares) have been issued with each renewal (a total of 59,000 and 27,000 additional shares had been issued through December 31, 1995 and 1994, respectively). During January 1996, the Company renewed this note at the same terms and conditions as the original note. An additional 8,000 shares of common stock were issued to the stockholder in connection with this renewal.

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

(8) Stock Option and Grant Plans

     The Dataguard 1988 Stock Option Plan (as amended by stockholders in 1989) allows for options to be granted to key employees of the Company to purchase no more than an aggregate of 150,000 shares of common stock at a price not less than 75% of the fair market value at the time the grant is approved. Options totaling 42,500 shares of common stock were granted to employees in 1995. No options were granted to employees in 1994. It also provides automatic grants of stock options to the Company's directors who are not employees. Options to purchase 500 shares of common stock are granted annually to each nonemployee director. In addition, each nonemployee director who was not a director on May 15, 1989 will automatically be granted an option for 2,500 shares of common stock on May 15 following his subsequent election. Options for nonemployee directors are granted at the fair market value of the common stock on the grant date as determined by the Stock Option Committee of the Board of Directors.

     Information pertaining to options for 1995 follows:

                                                       Price Range
                                        Common Share   per Share
          Options outstanding at
            January 1, 1995                 32,839    $1.00 - $3.50

          Options granted                   43,500    $1.26 - $1.38

          Options outstanding at
            December 31, 1995               76,339        $1.22

          Options exercisable -
            December 31, 1995               31,839        $1.22

     All options granted under the plan are exercisable over a 10-year period. No options have been exercised as of December 31, 1995.

     The Dataguard 1990 Stock Grant Plan authorizes the Company's Stock Option Committee to grant up to 125,000 shares of common stock to key employees as restricted or performance stock awards. In 1990, grants of 4,075 shares of common stock were issued under this plan. No shares have been granted subsequent to 1990.

(9) Preferred Stock

     In 1991, 100,000 shares of Series A Preferred Stock were authorized. The Company issued 16,667 shares of Series A Preferred Stock in 1992 and 17,500 shares in 1991. This stock provides a cumulative preferred annual dividend of 11.5%, payable on a quarterly basis and before any payment of dividends on common stock. At December 31, 1995, dividends in arrears totaled $40,056. Each share of Series A Preferred Stock is convertible into four shares of common stock, at an effective price of $2.50 per share of common stock, for a period of five years following the date of issuance.

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

     The holders of Series A Preferred Stock also received a five-year warrant to purchase two shares of common stock for each share of Series A Preferred Stock purchased. At December 31, 1995, warrants to purchase 34,167 shares of common stock were outstanding at an exercise price of $4.50.

     Shares of common stock reserved with respect to all of the above options, convertible preferred stock and warrants were 246,174 at December 31, 1995.

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

     In 1994, the Company had two customers, accounting for approximately 26% and 15%, respectively, of consolidated service revenue, who individually accounted for more than 10% of the Company's consolidated service revenue for the year. Neither customer accounted for 10% of the Company's consolidated revenue in 1995. The only customer who accounted for 10% of the Company's consolidated service revenue in 1995 was a group of affiliated companies, which together accounted for approximately 13% of consolidated service revenue.

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

(14) Reverse Stock Split and Change of Name

     On July 29, 1996 the 1-for-2 reverse stock split of its Common Stock and its change of name from Dataguard Recovery Services, Inc. to Strategia Corporation became effective. As a result of the 1-for-2 reverse stock split, every two of the Company's common shares outstanding at the effective time were automatically converted into one new common share of Strategia Corporation. The Company's name change and reverse stock split had been approved by the shareholders at the Company's 1996 annual meeting on July 12, 1996. All share and per share amounts have been restated for the reverse stock split.



                                       STRATEGIA CORPORATION AND SUBSIDIARY



Report of Independent Auditors



The Board of Directors and Stockholders
Strategia Corporation


We have audited the accompanying consolidated balance sheet of Strategia Corporation and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategia Corporation and subsidiary at December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Strategia Corporation and subsidiary will continue as a going concern.
As more fully described in Note 1, the Company has had a significant working capital deficiency since inception, has incurred significant cumulative losses from its inception through December 31, 1995, and has had recent adverse developments with respect to contracts with certain customers. In view of these conditions, substantial doubt remains as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Strategia Corporation and subsidiary to continue as a going concern.





Louisville, Kentucky
March 8, 1996

(except for Note 14, as to which the date is July 29, 1996)


Item 13.  Exhibits, List, and Reports on Form 8-K.

         (a)   List of Exhibits Filed.

                  (3.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarters ended June 30, 1996.

                  (3.2)  *Bylaws.

                  (4.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarter ended June 30, 1996.

                  (4.2) Form of Stock Purchase Warrant issued to holders of Series A Preferred is incorporated by reference to
                          Exhibit 4.2 to the 1991 10-K.

                 (10.1)  *Promissory Note due December 31, 1996 from the
                          Company to Richard W. Smith.

                 (10.2)  *Promissory Note due December 31, 1996 from the
                          Company to James P. Buren.

                 (10.3)  *Promissory Note due December 31, 1996 from the
                          Company to EPI Corporation.

                 (10.4)  *Promissory Note due December 31, 1996 from the
                          Company to John A. Brenzel.

                 (10.5) 1988 Stock Option Plan is incorporated by reference to Exhibit 10.7 to the 1994 10-KSB.

                 (10.6) 1990 Stock Grant Plan is incorporated by reference to Exhibit 10.8 to the 1994 10-KSB.

                 (10.7)  *Agreement of Assignment of Mortgage Note dated
                          August 1, 1991, between Future Federal Savings Bank, Brown, Noltemeyer Co., Charles A. Brown, Jr., Norman V. Noltemeyer, and Dataguard Recovery Services, Inc.

                 (10.8)  *Mortgage Note dated April 3, 1984, from Brown,
                          Noltemeyer Co. to Future Federal Savings Bank, as amended.

                 (10.9) Security Agreement dated July 13, 1992 as amended January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit
                          10.11 to the 1994 10-KSB.

                 (10.10) Second Mortgage dated July 13, 1992 as amended January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit
                          10.12 to the 1994 10-KSB.

                 (10.11) *Promissory note due April 10, 1996 between the
                          Company and EPI Corporation.

                 (10.12) Revolving Credit Agreement dated July 1, 1992 with Star Bank, N.A.

                 (10.13) Extension of Revolving Credit Agreement dated October 31, 1995 with Star Bank, N.A.

                 (10.14) Term Lease Master Agreement with IBM Credit Corporation dated October 15, 1995.

                 (10.15) Computer Lease Agreement dated July 12, 1995 between Twinsys Dataguard SA and CEPME.

                 (11) For a statement regarding the computations of per share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

                 (21)    *Subsidiaries.

                 (27)     Financial Data Schedule.

                 ___________________________
                 *Previously filed with the Company's 1995 10-KSB.

         (b)      Reports on Form 8-K.

                  None.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STRATEGIA CORPORATION


Date:  November 14, 1996
                                          By  /s/ Richard W. Smith

                                             Richard W. Smith, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                            Title                       Date
/s/ Richard W. Smith
Richard W. Smith                 President and Director          November 14,
1996
                                (Principal Executive Officer)
                                (Principal Financial Officer)
                                (Principal Accounting Officer)



/s/ James P. Buren
James P. Buren                   Executive Vice President-       November 14,
1996
                                 Technology, Treasurer, and
                                 Director



/s/ John P. Snyder
John P. Snyder                   Secretary and Director          November 14,
1996


/s/ John A. Brenzel
John A. Brenzel                  Director                        November 14,
1996




                               INDEX TO EXHIBITS

Exhibit
Sequential                                                                Page
Number                           Description                             Number

(3.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarters ended June 30, 1996.

(3.2)        *Bylaws.

(4.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarter ended June 30, 1996.

(4.2) Form of Stock Purchase Warrant issued to holders of Series A Preferred is incorporated by reference to
              Exhibit 4.2 to the 1991 10-K.

(10.1)       *Promissory Note due December 31, 1996 from the
              Company to Richard W. Smith.

(10.2)       *Promissory Note due December 31, 1996 from the
              Company to James P. Buren.

(10.3)       *Promissory Note due December 31, 1996 from the
              Company to EPI Corporation.

(10.4)       *Promissory Note due December 31, 1996 from the
              Company to John A. Brenzel.

(10.5) 1988 Stock Option Plan is incorporated by reference to Exhibit 10.7 to the 1994 10-KSB.

(10.6) 1990 Stock Grant Plan is incorporated by reference to Exhibit 10.8 to the 1994 10-KSB.

(10.7)       *Agreement of Assignment of Mortgage Note dated
              August 1, 1991, between Future Federal Savings
              Bank, Brown, Noltemeyer Co., Charles A. Brown, Jr.,
              Norman V. Noltemeyer, and Dataguard Recovery
              Services, Inc.

(10.8)       *Mortgage Note dated April 3, 1984, from Brown,
              Noltemeyer Co. to Future Federal Savings Bank, as
              amended.

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

(10.11)      *Promissory note due April 10, 1996 between the
              Company and EPI Corporation.

(10.12)       Revolving Credit Agreement dated July 1, 1992 with
              Star Bank, N.A.

(10.13)       Extension of Revolving Credit Agreement dated
              October 31, 1995 with Star Bank, N.A.

(10.14) Term Lease Master Agreement with IBM Credit Corporation dated October 15, 1995.

(10.15)       Computer Lease Agreement dated July 12, 1995 between Twinsys
              Dataguard SA and CEPME.

(11) For a statement regarding the computations of per share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

(21)         *Subsidiaries.

(27)          Financial Data Schedule.

                 ___________________________
                 *Previously filed with the Company's 1995 10-KSB.




