Form 10QSB/A
period 1996-09-30
STRATEGIA CORP
filed 1996-11-19
CIK 797221

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

         (a)  Exhibits

             *10.1 - Acquisition Assistance Agreement, as amended among Copex Limited (UK), Copex Limited (Swiss), Dataguard Limited, and Strategia Corporation.

              10.2 - Promissory Note due January 5, 1997 between the Company and EPI Corporation.

              10.3 - Revised Term Lease Supplement with IBM Credit Corporation dated August 21, 1996.

              10.4 - Computer Lease Agreement dated March 7, 1996 between Twinsys Dataguard SA and Bull SA.

              10.5 - Form of Stock Purchase Warrant Agreement between the Company and certain investors (including EPI Corporation and John P. Snyder).

              10.6 - Extension of Revolving Credit Agreement dated November 8, 1996 with Star Bank, N.A.

             *27 - Financial Data Schedule


             ________________________________
             * Previously filed with Company's Form 10QSB for quarter ended
               September 30, 1996.

         (b)  Reports on Form 8-K

              None



                                        SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the registrant has caused this amendment to its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        STRATEGIA CORPORATION


Date:         November 19, 1996           By:  /s/  Richard W. Smith
                                              Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                    Title                      Date
/s/ Richard W. Smith                 President and Director    November 19, 1996
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
