Form 10KSB
period 1996-12-31
STRATEGIA CORP
filed 1997-03-31
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1996.


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1997: Common stock -- $23,515,672.

The number of shares of the registrant's common stock outstanding as of March 26, 1997 -- 4,412,885 shares.

                          REFERENCE

Portions of the Corporation's Definitive Proxy Statement is incorporated by reference into Part III of this Form 10-KSB.


                                    PART I

Item 1.   Description of Business.

General

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in "Item 1. Description of Business" and in "Item 6. Management's Discussion and Analysis of Operations and Financial Condition" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth under "Risk Factors" and in other sections of "Item 1. Description of Business" and in "Item 6.-- Management's Discussion and Analysis of Results of Operations and Financial Condition."

     Strategia Corporation provides disaster recovery, consulting, information processing and outsourcing services to users of large-scale computer systems in North America and Europe. For twelve years the Company has specialized in assisting business organizations and government agencies prepare for and avert the consequences of unknown, unplanned interruptions in data processing. The Company has provided its services to more than 200 large and medium-sized organizations in diverse industries. During the next several years the Company expects to devote substantial resources to assisting clients in preparing for and implementing the conversion of their computer systems to allow those systems to function without interruption on and after January 1, 2000, which is often referred to as the "Year 2000 problem."


     The Company has provided alternate site processing to users of large-scale Bull (formerly Honeywell) computers in North America since 1984, and to users of IBM computers in North America since 1993. In February 1995, the Company formed Twinsys Dataguard, SA in Paris, France, and began offering contingency planning services and alternate site processing to users of Bull and Unix-based computer systems in Europe. The Company plans to open an operations facility in the United Kingdom and to offer these services to users of Bull and Unix-based systems in the United Kingdom within the next twelve months. Clients are entitled to use the Company's data centers in Louisville, Kentucky and Paris, France if the client's data center is rendered inoperable as a result of natural disaster, fire, sabotage or other emergency. The Company's contingency planning consulting services assess a client's vulnerability in the event of an unplanned interruption of data processing and assist the client in preparing a contingency plan to allow critical business functions to resume as promptly as possible.

     Millennium services, which assist a client to assess the magnitude of its Year 2000 problem and convert its applications to function without disruption in 2000, represent a natural extension of the Company's historic contingency planning and information processing services. The Company believes the expertise and familiarity with client systems that it expects to develop through Year 2000 conversions would strengthen its capability to provide outsourcing, application and systems reengineering, and other information management services after 2000.

Industry Background

Disaster Recovery Services

    Disaster recovery services are intended to reduce a business or government organization's vulnerability to unanticipated interruptions of critical information processing functions. The day-to-day operations of most business and government organizations require immediate and continuous access to their information processing system. In many cases, the failure of such systems or critical aspects thereof, even for short periods of time, can affect vital corporate or government functions, with potentially critical losses to the organization and its clients or constituents. Such dependence on the computer system makes organizations vulnerable to catastrophic losses if their centralized information processing operations are significantly interrupted as a result of natural disasters, fire, sabotage, strike, long-term power outage, explosion, or other unanticipated event.

     The Company provides contingency planning consulting services to North American and European organizations of various sizes, in diverse industries and using a wide variety of computer systems. The Company also provides alternate site processing to users of large-scale Bull and IBM computer systems in North America, and Twinsys offers the same service to users of Bull and Unix-based systems in Europe. Although the number of Bull installations in North America is limited, the number is much greater in Europe, where the
Company believe significant opportunities for growth remain.   The Company
believes that its knowledge of client systems and applications gained in providing contingency planning and back-up services, as well as the Company's reputation for customer service, provide valuable advantages in marketing millennium and outsourcing services.

Millennium Services

     The Year 2000 Problem. For several decades, computer programs and programmers typically encoded years using a two-digit format (e.g., "96" for "1996") rather than a complete four-digit format. The use of a two-digit date format makes it impossible to distinguish between dates in different centuries. Programs asked to process a date after the year 2000 may interpret the date as 100 years earlier than the intended date (e.g. 1905 for 2005), may go to an arbitrary default date such as 1980, may fail to process the date or may fail altogether. Even if the particular program will accommodate a 21st century date, it may be unable to communicate that date to other programs with which it must interact. As the year 2000 approaches, many of these computer programs have begun to operate inaccurately or fail altogether due to their inability to properly interpret dates after 1999.

     The extensive reliance of large business and government organizations upon computer-based information systems may make it essential for business and government organizations to assess and resolve their Year 2000 problem within the next three years to continue critical functions without interruption. Many organizations will be required to analyze and modify their current systems because it is unlikely that they can abandon substantial portions of their current systems and complete the transition to new Year 2000-compliant computer systems in the limited time remaining. In addition to problems arising in its own systems, an organization may be indirectly affected by the date-dependent computer programs and databases used by other organizations. For example, suppliers may have software applications that are directly integrated with a retailer's information processing applications.

     Industry analysts and government regulatory agencies have emphasized the importance of adequate testing of converted applications because of the need to have compliant systems operating no later than January 1, 2000. For this reason, these sources have estimated that organizations will spend a substantial portion of their Year 2000 budgets on testing services. Because the Company has extensive experience in operating complex computer systems and operates fully functional data centers not already burdened with near full-capacity use requirements, it believes that it will be well positioned to offer testing services on a competitive basis.

Outsourcing

     Business organizations are transferring information processing functions to outside vendors with increasing frequency as a result of strategic, financial, operational, and technological factors. The shift in recent years towards client/server based computer applications, the dispersion of processing into networks, rapidly advancing and changing technology, and the tendencies of businesses to "mix and match" new hardware and software applications from a variety of sources have increased the complexity of the information systems of most organizations. At the same time, budgetary and staffing constraints brought about by increasing competitive pressure have limited the resources available to manage and operate information systems. Many organizations have found it cost-effective to use outside vendors to manage information issues such as compatibility of applications, customizing applications for specialized uses (reengineering), monitoring advances in technology, and managing technological obsolescence. As a greater portion of information processing resources are being directed toward specialized technologies and applications for particular revenue generating activities, information managers are focusing on reducing the costs of operating older "legacy" mainframe systems that often remain in use for recordkeeping and other traditional business functions. Organizations often find they can reduce costs by outsourcing legacy system operations, either permanently or during the transition to other computer systems or to client/server applications. By outsourcing, an organization may be able to devote more resources to business development and other strategic functions rather than more routine functions and to take advantage of the efficiencies in personnel, systems maintenance, and software licensing costs offered by a vendor who operates legacy systems for multiple clients.


     The Company believes that during the next several years, organizations using Bull computers in North America will continue to consider other information processing arrangements in response to changing technologies and limitations on financial and human resources. These could include migrating to new technologies, reengineering customized mainframe operating systems and applications to operate on open systems, or turning over the operation of the legacy Bull systems to an outsourcer, either permanently or during migration to a newer technology. This anticipated trend is expected to present an opportunity for the Company to shift its focus in the North American Bull market from providing lower margin computer backup services to higher margin outsourcing services.

Eurocurrency Conversion

     Organizations with substantial operations in Europe may face a conversion problem similar to the Year 2000 problem. The decision in December 1995 by the European Community to adopt a single currency will, if implemented, cause business organizations and government agencies to modify their applications and databases so as to accommodate the new currency references and calculations. It is currently contemplated that beginning on January 1, 1999, currency conversion rates will be stated, and settlements between banks must be conducted, in Eurocurrency units. If plans for adopting Eurocurrency remain unchanged, the Company anticipates that many organizations would elect to modify both the date fields and the currency fields incorporated into their software and hardware in a single conversion project.

Company Services

Disaster Recovery Services

     The Company provides contingency planning consulting services to users of IBM, Bull, and other computer systems. Contingency planning includes an assessment of the vulnerability of the client's business operations to unanticipated interruptions of critical data processing functions, including recommendations to minimize both the probability of occurrence and the cost of those potential data processing disruptions and the loss or destruction of critical records. The Company will also assist in designing a recovery plan to structure procedures for restoration of all organizational functions as well as information processing capabilities, for replacement of needed supplies and equipment, and for the division of staff responsibilities. The Company provides these consulting services either on a fixed price or hourly basis.

     Alternate site processing subscribers are entitled to immediate use of the Company's IBM, Bull or Unix-based computer systems in the event of a disaster, together with all required peripheral, communications, and support equipment. Use of certain peripheral and support systems and offices space is included in the basic service level, and additional peripheral equipment is available at higher levels of service at additional cost. If a disaster occurs, the client may process at the hot site for specified periods. Pricing levels of client contracts depend on the amount of capacity on the large-scale Bull, IBM, and UNIX computers to be made available to the customer and the particular configuration of the peripheral and communications equipment needed. Subscribers are also entitled to a certain amount of testing time at the Company's hot sites where the Company's technical personnel work with the client's information services staff to ensure the compatibility of the organization's applications with the back-up system under various disaster scenarios.

Millennium Services

     The Company's millennium services include identification and analysis of the magnitude of a client's potential Year 2000 problem, conversion of software date fields, and testing the performance of the converted software at the Company's data centers. The Company will offer these services separately or together for organizations that prefer a turnkey solution for their entire Year 2000 project.

     The Company has completed three Year 2000 pilot projects and is currently managing the Year 2000 conversion project for the Tennessee Department of Employment Security. The project will involve the conversion of the Department's systems, applications and files, which are estimated to contain approximately 1 million lines of computer code. An established conversion tool vendor will participate in the code conversion phase of the project in accordance with a preexisting arrangement with the Company. Following conversion, the Company will test the converted systems, applications and files for Year 2000 compliance at one of its Year 2000 testing facilities.

     Impact and Alternatives Analysis. The impact and alternatives analysis is intended to give senior management a clearer understanding of the organization's operational and financial risks in order to make informed decisions about resolution. The impact and alternatives assessment initially identifies critical planning issues such as lead times, technology and personnel requirements, and estimated costs. The Company's consultants then work with the organization's technical personnel to analyze the organization's operating systems, utilities, third party products, and network environments in order to identify exposures and assess alternatives for each application. The analysis will address the Year 2000 issues and risks specific to the organization, including the importance of certain business applications, related liabilities, and costs and benefits of various Year 2000 compliance alternatives.

     Magnitude Assessment. The Company will conduct a detailed analysis of an organization's application portfolio, data, and application interfaces in order to permit selection of the optimal conversion strategy for the organization. The process involves identification of date fields, data, and program source codes requiring modification; examination of interdependencies of applications, platforms and standards; evaluation of potential problems arising from inconsistent data definitions and field naming conventions, the use of multiple synonyms and hard coded date values; and the development of appropriate conversion techniques. The analysis describes the number of applications affected, states the total lines of code to be converted, and estimates the hours, computer hardware, software, and personnel necessary to complete the conversion. In appropriate circumstances, the Company may subcontract with another vendor, probably one having developed a proprietary software tool, for all or a portion of this assessment.

     Code Conversion. First, the Company will assist the organization to develop a comprehensive conversion plan. The plan will prioritize the conversion sequence, define the conversion approach, and direct critical elements of the conversion such as unit testing, bridging converted applications to non-converted applications, and managing changes. Second, all programs and data will be systematically converted according to the plan. Following the conversion, the converted code will be validated.

     The Company intends to execute most conversion projects through arrangements with third party conversion specialists, using automated conversion software whenever possible, although the Company expects to maintain some internal code conversion capability.

     The Company has entered into an agreement with one such vendor, ConSyGen, Inc., which has developed software tools for use in Year 2000 magnitude assessment and computer code conversion. The agreement provides that ConSyGen will provide code conversion and technical assessment services upon request and at scheduled rates per line of code in connection with the Company's millennium services projects for IBM, Bull and other computer systems. The Company's right to use ConSyGen's services on conversion projects for Bull computer systems in North America, the United Kingdom, France and Scandinavia, and ConSyGen's right to serve as the Company's vendor on such projects, are exclusive, with certain limited exceptions. The initial term of the agreement extends to December 31, 1997, with provisions for renewal. The exclusivity provisions are subject to attainment of specified minimum bookings.

     Because the Year 2000 problem has only recently been the subject of serious management planning, most of the software tools expected to be used in such conversions are currently in development, and none has an established history of successful use. Accordingly, there can be no assurance that the Company will have access to effective software tools or that it will not have to resort, to an extent not now contemplated, to manual conversion processes.

     Compliance Testing. Industry analysts as well as federal banking regulatory agencies have publicly emphasized the importance of adequate testing of Year 2000 conversions because of the need to have compliant systems operating no later than January 1, 2000. The number and complexity of interrelated applications typically involved in a business or government organization's information system, as well as the critical nature of a substantial number of these applications to the conduct of the business or government function, increase the importance of thorough testing before the organization relies on converted applications. The Company believes that few millennium service providers have the capacity or capability to provide full application testing, much less full data center load testing. Consultants frequently rely on the client's staff to supplement their lack of experience in the operation of large data centers, large and complex applications systems, and advanced telecommunications networks. These providers may depend on the client to conduct full-system testing of the modified code. However, most organizations operate their large data centers at near 100% capacity and with the smallest possible staffing, so they may not have the time, the excess computer capacity or the staff necessary to adequately test their conversions under realistic operating conditions. These constraints may also force an organization to attempt to convert, test, and reintegrate only a portion of its applications at a time. This "piecemeal" approach significantly extends the length of a conversion project. It may also require the time-consuming design and construction of "bridge" programs to coordinate converted and unconverted applications, which may interfere with the day-to-day functioning of the organization's critical systems.

     As an alternative to the inefficient piecemeal approach, the Company's testing services will enable organizations to test their entire converted system at one time, thus reducing the length and complexity of both the conversion and testing processes. After testing is successfully completed, the client can install the converted and tested applications on its system at one time. The Company has operated data centers since 1984 and, as part of its customary disaster recovery services, has assisted its clients in conducting hundreds of tests of their applications. The Company's methodology involves a variety of new and proprietary testing scenarios designed specifically to expose Year 2000 problems under realistic operating conditions. Clients will have the opportunity to conduct rigorous full-system testing at one of the Company's dedicated testing centers during a short, intensive period using the Company's proprietary testing methodology and with support from the Company's technical staff.

     The Company's testing services will be offered both as part of a comprehensive conversion project, as well as a separate service. Potential clients for testing services include millennium consultants with limited testing capability as well as organizations that undertake their own in-house conversion projects. As demand increases, the Company intends to establish temporary testing centers in several metropolitan areas dedicated exclusively to testing. The Company's testing centers will be located in temporary facilities and will operate readily available used computer equipment, which the Company's current staff will install and maintain. The Company expects to open its first Year 2000 code renovation and compliance testing center in the second quarter of 1997 in Shelbyville, Kentucky.

Outsourcing

     The Company provides data center outsourcing to users of Bull and IBM computer systems in North America from its Louisville, Kentucky data center. Depending on client preferences, the Company can operate a client's older "legacy" computer systems on a permanent basis or during a transition to a new computing platform. The Company can also provide temporary capacity during seasonal peak load periods (for example, for a retailer during the holiday shopping season). The Company can also assume other information management functions that organizations may elect to outsource. Systems re-engineering, for example, converts applications developed internally for a legacy system for use in more versatile "open systems." As its client base grows, the Company plans to operate one or more data centers dedicated exclusively to outsourcing, which can be equipped with readily available used equipment and opened in a relatively short period.

     The Company completed its first data center outsourcing contract in the second quarter of 1996. A new outsourcing contract commenced during the first quarter of 1997.

Sales and Marketing

     The Company currently maintains marketing personnel in both North America and Europe. The Company's marketing staff is organized into separate divisions for disaster recovery, millennium services, outsourcing, and technical services. Divisions are organized into teams comprised of an industry analyst and multiple project managers. Industry analysts have responsibility for understanding the computing environment and special needs of industries targeted by the Company. Project managers supervise projects for individual clients, managing the client's internal staff and any participating third party vendors through the entire project.

     The Company's disaster recovery marketing strategy is to focus on industries where reliance on information technology and consequently the need for backup services are increasing. In particular, the Company plans to focus on the health care industry, where the Company has already assisted several providers in preparing contingency plans, and awareness of the need for disaster recovery arrangements in general is increasing. The Company also plans to expand the base of potential disaster recovery clients by offering new services to reflect changing recovery needs of organizations as a result of changes in information technology. The Company plans to add new equipment and upgrade certain of its computer systems when cost-effective to increase its capacity for interconnecting with a greater variety of wide and limited area networks.

     The Company's millennium services marketing strategy is to increase recognition of Strategia Corporation as a provider of millennium services as well as a wide range of computer services. Whenever possible, the Company intends to capitalize on relationships with past and present customers and vendors where its contingency planning and operational expertise as well as its traditional emphasis on customer service may provide a competitive advantage.

     As part of its millennium services marketing strategy, the Company emphasizes two advantages. First, the Company has the capacity to execute all phases of a client's conversion project, including the critical testing phase that few other millennium consultants can provide. Second, the methodology for designing and implementing a plan for resolving the Year 2000 problem is substantially similar to that historically used by the Company to plan for unanticipated interruptions of information processing.

     The Company intends to focus initially on both (i) its historic base of clients and (ii) industries such as insurance, financial services, health care, government and education, which are already encountering Year 2000 problems and have committed funding for a resolution. The Company plans to capitalize on its familiarity with the computing environment of these industries and the relationships it has established in providing contingency planning services to insurance, financial services, health care, and educational clients to obtain millennium and outsourcing business.


     The Company also plans to place special emphasis on its testing services, where it can accommodate a large volume of high margin testing work in addition to testing the conversion projects it manages.

     The Company's outsourcing marketing strategy focuses on increasing awareness among its disaster recovery clients and among Bull and IBM data center operators in general that the Company now provides outsourcing services. In particular, the Company plans to pursue opportunities to provide outsourcing services if, as expected, users of Bull systems in North America continue to consider migrating to different computers or otherwise change their information systems and technologies. The Company believes its familiarity with client systems and reputation may provide an advantage with this prospective base of outsourcing customers. The Company also expects that the knowledge of client systems it acquires through Year 2000 conversion projects will assist in identifying and developing outsourcing prospects.

Clients

     The largest group of the Company's clients are business organizations that operate large scale Bull computer systems. The Company's IBM clients are generally medium to large business organizations that back up a limited number of critical data processing functions. The Company has also prepared and updated contingency plans for several clients throughout the past twelve years. Twinsys' customer base includes multi-divisional corporations, regional financial institutions, and national and local government agencies, which generally operate large data centers.

     During 1995 and 1996 the Company and Twinsys provided services to approximately 170 clients. During 1996, France Telecom and its affiliated divisions, together accounted for $2,896,000, or 31%, of the Company's consolidated revenue. The Company's ten largest clients in 1996 accounted for approximately 56% of revenue. Most of the Company's contracts with its alternate site processing clients are for multi-year terms. The loss of any of the Company's major clients could materially or adversely affect it's business, operating results and financial condition.

Competition

     The markets for the Company's computer services are highly competitive. The primary competitive factors are availability of equipment and facilities, price, service, the expertise and experience of the provider's personnel, and the ability of such personnel to provide the skills and knowledge necessary to solve information processing problems. The Company believes that its emphasis on customer service, its experience in contingency planning and data center operations, and, with respect to millennium services, its ability to offer the critical testing component, may distinguish its services from those of its competitors.

     The potential size of the market for millennium services is currently uncertain. Estimates as to the magnitude of the Year 2000 problem, if accurate, suggest that demand for millennium services could increase substantially as the time for organizations to implement conversion projects decreases. If such demand develops, it could mitigate the impact of competition among millennium vendors by providing a market of sufficient size to take up available capacity. At the same time, an increase in demand for millennium services on the order of magnitude predicted by some experts could place a strain on industry capacity to meet the demand. In that event, competition for millennium services could depend primarily on access to qualified service providers, effective software tools, testing capacity and other elements of the supply process.

     Most of the Company's competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources than the Company. With respect to consulting services, and millennium services in particular, there are no significant proprietary or other barriers to entry into the business other than the need for technical expertise. As a result, there can be no assurance that competitors will not develop methodologies that gain more market acceptance than the Company's methodology. Entry into disaster recovery services and data center outsourcing involves the acquisition of substantial amounts of computer hardware to equip data centers plus the technical expertise to operate large scale computer systems, which reduces the likelihood that new competitors will enter these fields.

Intellectual Property

     The Company's intellectual property primarily consists of the methodologies developed for use in its millennium services, computer backup, and contingency planning businesses. The Company does not have any patents and relies upon a combination of trade secret, copyright and trademark laws, contractual restrictions to establish and protect its ownership of its proprietary methodologies. The Company generally enters into non-disclosure and confidentiality agreements with its employees, independent sales agents, and clients. Despite these precautions, it may be possible for an unauthorized third party to replicate the Company's methodologies or to obtain and use information that the Company regards as proprietary.


Personnel

     As of December 31, 1996, the Company had 24 full-time employees in its North American operations, including 7 persons in marketing, 12 persons on its consulting and technical staff, and 5 persons in management and administration. The Company had 12 full-time employees in its European operations in Paris, France. These employees include 4 persons in marketing, 4 persons on its technical staff, and 4 persons in management and administration.

RISK FACTORS

     The information set forth in "Risk Factors" below contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. See also "Item 6. Management's Discussion and Analysis of Results of Operations and Financial
Condition- Preliminary Note Regarding Forward-Looking Statements." Actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and information elsewhere in this report.

     Planned Expansion of Services; Contraction of Historic Business Base. The Company has sought to expand the range of computer services it can offer to customers in recent years, as the market for its historic business has contracted. Since its inception in 1984, the Company has specialized in offering disaster recovery services to data center operators using large-scale computer systems, including backup services for Bull computer systems and contingency planning consulting. For more than a decade, the Company has been the leading provider of computer backup services to users of Bull computer systems in North America. However, the number of large Bull data centers in North America has decreased from approximately 700 in 1986 to approximately 100 in 1996, largely due to the "migration" of data center operators from Bull systems to other computer systems. In addition, in 1994 an affiliate of Groupe Bull began offering computer backup services in North America, which has reduced the Company's margins on its backup services contracts. As a result of these factors, the Company's revenues from its historic business base have declined significantly in recent years. The Company has offered backup services for certain IBM computer systems since 1992, and began in February 1995 to offer Bull backup services in France, where the number of data centers using Bull computers is much larger than in North America. In 1996, the Company began to market data center outsourcing and millennium services. Demand for millennium services, however, is likely to diminish significantly after 2000. The development of the Company's new computer service offerings is in an early stage, and there can be no assurance that a long-term market will develop for the computer services the Company will offer or, if there is a market for those services, that the Company will develop those services sufficiently to compete in that market. The failure to diversify into millennium services or to develop computer services required by clients after 2000 could materially and adversely affect the Company's business, operating results and financial condition.

     Recent Loss and Accumulated Deficit; Need for Additional Working Capital. The Company incurred a loss of $724,000 for the year ended December 31, 1996 and had an accumulated deficit of $2,938,000 and a working capital deficit of $2,988,000 as of that date. The Company expects to require significant amounts of cash to support marketing and other anticipatory activities related to the establishment of its millennium services business. See "Item 6. Management's Discussion and Analysis of Results of Operations and Financial Conditions." In the first quarter of 1997, the Company raised net offering proceeds of approximately $8,800,000 from a public offering of Common Stock. The net offering proceeds have provided the Company with additional working capital that is expected to meet the Company's budgeted capital requirements for at least twelve months. Because of the various business risks described elsewhere in this "Risk Factors" discussion, there can be no assurance that the Company will be consistently profitable. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Relationship with Automated Tool Vendors. The Company's ability to manage large Year 2000 conversion projects will depend on the development of effective automated conversion software tools that can convert large volumes of code without substantial human involvement, and on the Company's having access to such tools. The Company does not intend to develop conversion tools and therefore expects to be dependent on access to effective tools developed by others. The Year 2000 problem of a typical large organization is expected to involve the examination and conversion of millions of lines of computer code. Reliance on manual conversion is not feasible, in the Company's view, if, as expected, most organizations attempt to complete their conversions before January 1, 2000 because demand for qualified programmers would likely exceed the number of available programmers. Should a particular software conversion tool prove to offer significant advantages in cost, speed, and effectiveness of conversion for a specific portion of the Company's clientele, the Company may consider entering into an alliance or other relationship with the tool vendor to insure access to the tool. The Company has entered into an agreement with one such vendor, which gives the Company an exclusive right in North America, France, the United Kingdom and Scandinavia to use the vendor's tool to convert applications on Bull systems, and, with certain exceptions, gives the vendor an exclusive right to participate in the Company's conversion projects for Bull systems through 1997. See "Item 1. Description of Business-Company Services-Millennium Services." If automated conversion tools do not prove to be effective, or if the Company cannot obtain access to effective conversion tools, the Company's capacity to execute conversion projects in a timely manner would be significantly impaired, which would materially and adversely affect its revenues from millennium services. Competitive factors may affect the Company's access to effective automated tools that may be developed for Year 2000 conversions. The Company anticipates that, as new conversion tools are developed, computer services vendors will compete to establish relationships with tool vendors that could limit the availability of a particularly effective conversion tool. The Company would be competing with companies that have greater financial resources and name recognition than it has. There can be no assurance that the Company will have access to conversion tools necessary to carry out its millennium services strategy.

     Availability of Technical Personnel. Even if adequate automated conversion tools are available, the Company's strategy will require the addition of skilled technical, marketing and management personnel. The Company competes with major computer, communications, consulting and software companies, as well as information service departments of major corporations, in seeking to attract qualified personnel, and this competition is expected to intensify as demand for millennium services grows. There can be no assurance that the Company will be able to attract and retain the personnel necessary to pursue its strategy.

     Uncertain and Undeveloped Market for Millennium Services. Millennium services are expected to represent a significant portion of the Company's business for the next three years. Although the Company believes that the market for millennium services will grow significantly as the Year 2000 approaches, there can be no assurance that this market will develop to the extent anticipated by the Company, or at all. Significant expenses for sales and marketing may be required to inform the public of the millennium problem and the need for millennium services. There can be no assurance that the millennium services industry will devote the resources necessary to effectively inform the public of this problem or that potential clients will understand or acknowledge the Year 2000 problem. In addition, affected companies may not be willing or able to allocate the resources, financial or otherwise, to address the problem in a timely manner. Many companies may be able to resolve the problem using internal staff, by discontinuing the use of some older programs, or by replacing existing systems with new, Year 2000 compliant systems. Due to these factors, development of the market for millennium consulting services is uncertain and unpredictable. If the market for millennium consulting services fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition could be materially and adversely affected. See "Item 1. Description of Business-Industry Background-Millennium Services-The Consulting Market."

     Competition. The markets for millennium services and the Company's other computer services are highly competitive. The market for millennium services will become increasingly competitive as the Year 2000 approaches. The primary competitive factors in the computer services industry are availability of equipment and facilities, price, service, the expertise and experience of the provider's personnel and the ability of such personnel to provide the skills and knowledge necessary to solve information processing problems. A large number of companies engaged in the computer services business are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than technical expertise, there are no significant proprietary or other barriers to entry in the consulting services industry, and millennium consulting services in particular, that could keep potential competitors from developing similar services or providing competing services in the Company's market. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not affect its financial performance. See "Item 1. Description of Business-Competition."

     Rapid Technological Change. The computer services industry is characterized by evolving technology and changing methodologies. The introduction of software tools embodying new technology and the emergence of new methodologies could render existing products and services obsolete. The Company's future success will depend on its ability to continue to refine and update its proprietary methodologies, including identifying and evaluating software tools specifically designed to economically and efficiently address the Year 2000 problem. There can be no assurance that one of the Company's competitors will not develop a software tool or millennium consulting methodology that is superior to the Company's services or achieves greater market acceptance than the Company's methodologies. The development of a superior tool or methodology by one or more competitors, or any failure by the Company to successfully respond to such a development, could materially and adversely affect the Company's business, operating results and financial condition. See "Item 1. Description of Business-Competition" and "-Millennium Services."

     Concentration of Clients. During 1996, Twinsys' largest client, France Telecom (including several affiliates that contract independently with Twinsys) accounted for approximately $2,896,000, or 31% of the Company's revenue. The Company's ten largest clients in 1996 accounted for approximately 56% of revenue. Most of the Company's contracts with its alternate site processing clients are for multi-year terms. The loss of any of the major clients of the Company could materially and adversely affect the Company's business, operating results and financial condition. See "Item 1.
Description of Business-Clients."

Item 2.   Description of Property.

     The Company's corporate offices and its North American computer center are located at 10301 Linn Station Road, outside Louisville, Kentucky. They are housed in a two-story, 27,900 sq. ft. building on approximately two acres, which the Company owns subject to mortgages. The offices of Twinsys and its 1,000 square meter computer center are located in leased space in a commercial office building in Paris, France. The current term of the lease expires December 31, 1999. In April 1997, the Company expects to open a new 28,000 square foot data center in Shelbyville, Kentucky. This facility will be totally dedicated to Year 2000 code renovation and compliance testing. This facility will be leased for an initial term of five years.

     The equipment at the Company's Louisville, Kentucky facility is both owned and leased. The data center contains an IBM 3090-600 class system, four large-scale Bull systems consisting of a DPS 8000/82, a DPS 8000/83, a DPS 90/94 and a DPS 8/70, and two DPS 6 minicomputers. The Company also has various peripherals, support equipment, office furniture, and office equipment.

     Substantially all of the equipment at Twinsys' Paris, France facility is leased. The data center contains six large-scale Bull computer systems consisting of a newly introduced Escala system, a DPS 9000/92 system, three DPS 7000 systems and a DPS 6000 system, as well as several UNIX-based systems. Twinsys also has various peripherals, support equipment, office furniture, and office equipment.

     The Company's payments due under its capital leases for its computer equipment, and its current operating leases for equipment and facilities are set forth in Note 7 of Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                               PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

     Strategia's Common Stock trades on the over-the-counter market. At March 26, 1997, the Company had approximately 620 beneficial owners of the Company's Common Stock. The market makers are: (i) J.J.B. Hilliard, W.L. Lyons, Inc.,
(ii) Carr Securities, (iii) Paragon Capital Corporation, (iv) Troster Singer Corporation, (v) Nash-Weis & Co., (vi) Wm. V. Frankel & Company, (vii) Hill Thompson & Magid, and (viii) Russo Securities. The following table sets forth the ranges of high and low bid quotations per share of the Common Stock for 1996 and 1995, according to National Quotation Bureau, Inc. The stock prices listed below have been adjusted to reflect the 1-for-2 reverse stock split of the Common Stock effective July 29, 1996.

                             1996                      1995
     Quarter          High          Low          High          Low
     First           $2.00        $1.50         $ .88        $ .38
     Second           5.00         2.00          1.13          .38
     Third            8.50         3.50          1.13          .38
     Fourth           8.28         6.00          1.25          .38

     These quotations reflect interdealer quotations without retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions. On March 26, 1997, the closing bid price quoted for the Common Stock was $8.00.

     Since its inception in 1984, the Company has not paid any dividends on its Common Stock.

Item 6.   Management's Discussion and Analysis.

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in "Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition" below and under "Risk Factors" and the other subsections of "Item 1. Description of Business" includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, and is subject to the safe harbor created by those sections. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition" below and in "Item 1. Description of Business--Risk Factors."

Overview

     Strategia Corporation provides disaster recovery, consulting, information processing and outsourcing services to users of medium- and large-scale computers in North America and Europe. Its clients include large and medium-sized organizations, including government agencies, universities, health care providers, financial institutions, manufacturers and telecommunications firms.

     The Company has sought to expand the range of computer services it can offer to customers in recent years, as its historic business has contracted. Since its inception in 1984, the Company has specialized in offering disaster recovery services to operators of large-scale data centers, including alternate site processing for Bull computer systems and contingency planning consulting. However, the number of large data centers using Bull computer systems in North America has decreased from approximately 700 in 1986 to approximately 100 in 1996, largely due to the "migration" of data centers to other computer systems. As a result, the Company's revenues from its historic business base have declined in recent years and may decline further in the future. The Company has offered backup services for certain IBM computer systems since 1993, and began in February 1995 to offer Bull backup services in France, through its wholly-owned subsidiary, Twinsys Dataguard SA (Twinsys), where the number of data centers using Bull computers is much larger than in North America.

     In 1996, the Company began to market data center outsourcing and millennium services. In the second quarter of 1997, the Company expects to open an operations center to support its Year 2000 code renovation and
compliance testing.   The Company may open additional testing centers based
on demand for its testing services. Demand for the Company's millennium services is likely to diminish significantly after 2000.

     Revenue from disaster recovery backup and contingency planning services represented approximately 98% of the Company's revenue in 1996 and 1995. Twinsys generated approximately 73% of the Company's total service revenues in 1996 and approximately 65% during 1995. Revenue from alternate site processing is typically generated under multi-year contracts and is recognized ratably over the life of the contract. The Company's contingency planning services are rendered for a fixed fee, based on estimated hours required at each participating consultant's hourly rate, and revenue is recognized at the time the services are performed. Outsourcing revenue is generated under contracts at a specified monthly fee. Millennium consulting services will be offered on a fixed fee basis, while technical assessment and code conversion charges will be based upon the number of lines of program code. Millennium testing services will be charged at a per hour rate based on the equipment needed to test the client's system.

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

     Gross margins for contingency planning depend, and millennium services are expected to depend primarily on the productivity of the Company's technical and consulting staff. Most of the Company's contingency planning projects are priced on a fixed fee basis depending on the estimated staff hours to complete the project. Therefore, the profitability of an individual project depends on completing the project within the budget. In addition, productivity is based upon the number of billable personnel, billing rates, and the number of hours billed per day.

     Selling, general and administrative expenses consist primarily of the salaries and benefits paid to the Company's marketing and administrative personnel and benefits, travel, promotions and trade show expenses, office expenses and other general overhead costs. As a result of its plan to offer a wider range of computer services, the Company expects these costs to increase in absolute terms. However, the Company anticipates that these costs will remain stable or decrease slightly as a percentage of total revenue. Whether these expenses actually do stabilize or decrease as a percentage of revenue depends on the Company's ability to generate revenue from its new computer service offerings and the productivity of its marketing and administrative staff.

     Other expenses relate primarily to finance charges associated with capital leases for computer and peripheral equipment as well as the proceeds from an $800,000 loan from a shareholder. The Company expects to reduce its finance costs by reducing or eliminating certain capital lease obligations or refinancing them at lower rates. There can be no assurance that the Company will be able to procure less expensive sources of financing for these obligations. In addition to interest payable in cash on the principal balance of the shareholder loan, upon each 90-day renewal of the term of the loan, the Company issues 1,000 shares of Common Stock to the shareholder for each $100,000 of outstanding principal on the loan. The value of the shares issued during 1996 totaled $107,000. The shareholder loan was renewed as of
January 6, 1997, and the value of the shares issued as of that date totaled $55,000, which will be recorded as interest expense during the first quarter of 1997. The Company intends to pay off this loan in March 1997, with proceeds
from a public offering.   See Liquidity and Capital Resources.

Results of Operations

     The Company reported a net loss of $724,000 for the year ended
December 31, 1996, after reporting net income of $42,000 in 1995. The Company's 1996 results were negatively impacted by the additional depreciation and amortization resulting from new computer equipment added by Twinsys in 1996, decreases in Bull backup service revenue and consulting service revenue in North America, and by a nonrecurring charge to operations of approximately $115,000 to reflect a judgment in a lawsuit by a former employee of Twinsys.

     The Company reported revenue of $9,455,000 for the year ended December 31, 1996, an increase of $528,000 or 5.9% from the comparable period in 1995. During 1996, Twinsys accounted for approximately 73.1% of consolidated service revenue. Twinsys' revenues increased by approximately 18.9% in 1996 compared to the comparable period in 1995, when Twinsys operated for only eleven months. The increase in Twinsys revenues reflect higher levels of services provided to its largest customer (and its affiliated companies) as well as the addition of new backup service customers toward the end of 1995 and throughout 1996. The increase in European revenues was partially offset by a decrease in backup service revenue from North American operations of approximately 20.8% in 1996, compared to 1995. Bull backup service revenue decreased significantly due to the expiration of one of the Company's largest contracts on June 1, 1995, and increased competition. The expired contract generated approximately 7.0% of the Company's annual revenue during 1995. The Company's new contract with this customer provides significantly less revenue due to the customer's reduced backup service requirements.
In 1994, an affiliate of Groupe Bull began offering backup services to Bull computer users in North America. Increased competition has and can be expected to continue to reduce margins on new Bull backup contracts as the Company's backup contracts expire and new contracts are negotiated. IBM backup service revenue grew by 21.8% in 1996 compared to 1995, but was more than offset by the decrease in Bull backup service revenue. The
Company began marketing data center outsourcing services in December 1995, completing its initial contract during the second quarter of 1996. One new outsourcing contract began during the first quarter of 1997.

     The Company's operating expenses for 1996 increased to $9,306,000, an increase of $1,477,000 or 18.9% from $7,829,000 in 1995, principally due to higher maintenance and depreciation expenses that Twinsys incurred in 1996. The increase in maintenance and depreciation expenses in 1996 resulted primarily from higher costs of computer equipment whose lease terms were renegotiated or renewed in 1996. Maintenance and depreciation expenses for Twinsys are expected to remain at approximately 1996 levels through 1997.
The cost of services for North American operations decreased approximately 20.0% in 1996. The decrease is attributable to reductions in Bull computer equipment lease and maintenance costs, which was partially offset by software licensing fees required for outsourcing services that began in 1996. Selling, general and administrative expenses were $3,003,000 in 1996, a 23.3% increase compared to $2,435,000 in 1995. The increase reflects growth in the Company's marketing and technical staffs, and higher expenditures for promotions and trade shows in North America and Europe in anticipation of increased demand for millennium services. A nonrecurring charge of approximately $115,000 was made to operations to reflect a judgement in 1996 in a lawsuit by a former employee of Twinsys. Professional fees attributable to Twinsys were lower in 1996. However, overall corporate legal and professional fees were higher for the year as a result of litigation that was settled during 1996.

     Interest expense increased to $715,000 in 1996, a $57,000 or 8.7% increase compared to 1995. The value of shares of Common Stock issued upon each renewal of the shareholder loan is recorded as interest expense. The shares issued upon loan renewals in 1996 were valued at $107,000 compared to $32,000 in 1995, due to the higher market prices for the Common Stock during 1996. This loan is expected to be repaid in March 1997. Interest expense for Twinsys totaled $313,000 for the year ended December 31, 1996, and is related mainly to additional expense of capital leases for computer equipment.

     The provision for income taxes totaled $158,000 in 1996 and $444,000 in 1995, due to French income taxes on income of Twinsys. The effective tax rate in France was approximately 37% in both years. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

     At December 31, 1996, the Company's consolidated current liabilities exceeded current assets by $2,988,000. In March 1997, the Company completed a public offering of its Common Stock that raised approximately $8,800,000, net of offering expenses. The offering proceeds are expected to be used by the Company to repay an $800,000 loan and related accrued interest from a shareholder during the first quarter of 1997, and to pay certain accounts payable, accrued expenses, and other current liabilities. The Company also plans to use offering proceeds to increase marketing staff, project managers, and technical personnel in anticipation of increased demand for millennium services during the next several months, and to establish and equip regional testing facilities as Year 2000 conversion projects enter the implementation phase. Pending use for working capital needs, the Company expects to invest a portion of the net offering proceeds in short-term, investment-grade, interest-bearing securities.

     Revenues under backup service contracts represent the Company's principal source of cash from operating activities. Backup services revenue are generated in most cases under multi-year contracts that typically provide predictable revenue streams. The addition of new customers for millennium, outsourcing, backup, and consulting services would generate additional cash from operations that would also be available to finance the Company's working capital needs.

     Income generated by Twinsys has increased the consolidated cash flow of the Company. However, the timing and amount of cash transfers between Twinsys and the Company are subject to rules governing dividend payments by French subsidiaries of multi-national corporations, as well as practical considerations. The Company assesses the working capital needs of its North American and European operations periodically and determines appropriate allocations of cash throughout the year.

     The Company's computer equipment is expected to meet the technological requirements of current and prospective backup services customers without the need for any additional material capital expenditure during 1997. To the extent that additional computer hardware is required to meet the terms of future contracts for data center outsourcing or millennium testing services, the Company intends to finance the acquisition of such equipment from contract revenues whenever possible.

     Net cash provided by operating activities decreased to $1,835,000 in 1996 compared to $2,680,000 in 1995. The change was due to the net loss incurred during 1996 and the decrease in accounts payable, accrued expenses, and deferred revenue. A part of these decreases was offset by an increase in depreciation and amortization expense during 1996 as well as cash provided by the collection of accounts receivable balances.


     Net cash used in investing activities was $350,000 in 1996 compared to $693,000 in 1995. Expenditures for property and equipment were higher in 1995 largely due to the establishment and initial capitalization of Twinsys in February 1995.

     Net cash used in financing activities was $1,269,000 in 1996 compared to $1,952,000 in 1995. The use of cash for principal payments on the Company's capital lease obligations and long term debt were higher in 1996 compared to 1995. However, this increase in cash used for principal payments in 1996 was offset by $1,250,001 in proceeds of a private placement of securities completed in October 1996.

Item 7.   Financial Statements.


                              STRATEGIA CORPORATION AND SUBSIDIARIES


FINANCIAL INFORMATION

Consolidated Balance Sheet


                                                                   December 31
  Assets                                                              1996
Current assets:
  Cash and cash equivalents                                       $   338,436
  Accounts receivable                                               1,099,636
  Other current assets                                                 57,738
           Total current assets                                     1,495,810

Property and equipment                                             18,335,606
  Less accumulated depreciation and amortization                    9,851,977
                                                                    8,483,629

Other Assets                                                          765,971

                                                                  $10,745,410

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt                          $    63,008
  Current installments of obligations under capital leases          1,973,729
  Notes payable to stockholder                                        800,000
  Accounts payable                                                    695,079
  Accrued income taxes                                                 55,196
  Accrued expenses and other current liabilities                      896,865
            Total current liabilities                               4,483,877

Long-term debt, excluding current installments                        978,598
Obligations under capital leases, excluding current installments    1,705,724
Customers' deposits                                                    54,117
Deferred revenue                                                    1,072,469
Deferred income taxes                                                 378,312
           Total liabilities                                        8,673,097

Stockholders' equity:
  Preferred stock. Authorized 2,000,000 shares: Series AA
    Convertible Preferred Stock ($10 stated value); authorized
    100,000 shares; issued and outstanding 64,546 shares;
    liquidating value $806,825                                        645,460
  Common stock without par value.  Authorized 15,000,000 shares;
    issued and outstanding 3,038,885 shares                         4,386,834
  Accumulated deficit                                              (2,938,423)
  Foreign currency translation                                        (21,558)
           Total stockholders' equity                               2,072,313

Commitments and contingencies
                                                                  $10,745,410

See accompanying notes to consolidated financial statements.




                              STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations



                                                     Years ended December 31
                                                        1996           1995
Service revenue                                   $ 9,454,693     $ 8,927,183

Operating expenses:
  Cost of services                                  6,302,861       5,394,518
  Selling, general and administrative expenses      3,002,918       2,434,906

                                                    9,305,779       7,829,424

          Operating income                            148,914       1,097,759

Other income (expense):
  Interest expense                                   (714,550)       (657,410)
  Other income, net                                        20          45,186

                                                     (714,530)       (612,224)

Income (loss) before income taxes                    (565,616)        485,535

Income taxes                                          158,132         443,568


          Net income                              $  (723,748)         41,967



Income (loss) per common and common equivalent
   share                                               $ (.29)            -



Weighted average number of common and common
  equivalent shares outstanding                     2,650,240       2,493,603


See accompanying notes to consolidated financial statements.

                              STRATEGIA CORPORATION AND SUBSIDIARIES

Statements of Stockholders' Equity

            Series AA         Series A                                    Foreign
          Preferred Stock  Preferred Stock     Common Stock  Accumulated  Currency
         Shares    Amount  Shares    Amount   Shares  Amount   deficit    translation  Total


January 1,
  1995                     34,167 $341,670 2,474,885 $2,997,833 $(2,122,531)$      $1,216,972

Issuance
  of common
  stock                                       32,000     32,000                        32,000

Payments of
  dividends                                                         (38,528)          (38,528)

Net income                                                           41,967            41,967

Foreign
  currency
  translation                                                               $26,857    26,857

December 31,
  1995                     34,167  341,670 2,506,885  3,029,833  (2,119,092) 26,857 1,279,268

Issuance
  of common
  stock                                      532,000  1,357,001                     1,357,001

Conversion of
  Series A
  Preferred to
  Series AA
  Preferred 34,167 341,670(34,167)(341,670)

Conversion of
  Series A
  Preferred
  dividends in
  arrears to
  Series AA
  Preferred  6,952  69,520                                          (69,520)

Conversion of
  Stockholders'
  notes
  payable   23,427 234,270                                                            234,270

Payments of
  dividends                                                         (26,063)          (26,063)

Net loss                                                           (723,748)         (723,748)

Foreign
  currency
  translation                                                               (48,415)  (48,415)

December 31,
  1996      64,546 645,460                  3,038,885  4,386,834 (2,938,423)(21,558)2,072,313

See accompanying notes to financial statements.



                              STRATEGIA CORPORATION AND SUBSIDIARIES

Statements of Cash Flows


                                                      Years ended December 31
                                                        1996            1995
Cash flows from operating activities:
  Net income (loss)                                $ (723,748)     $   41,967
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                   2,614,423       2,113,081
    Deferred income taxes                              20,422         309,938
    Other                                                 (71)         10,042
  Changes in operating assets and liabilities:
    Accounts receivable                                28,771      (1,005,638)
    Other current assets                              432,387        (390,975)
    Accounts payable                                 (203,571)        403,386
    Accrued income taxes                              (49,374)        133,630
    Accrued expenses and other current liabilities     19,487         513,477
    Increase in other assets                         (560,847)       (124,202)
    Increase in deferred revenue                      270,324         652,691
    Increase (decrease) in customers' deposits        (12,728)         22,258

         Net cash provided by operating activities  1,835,475       2,679,655

Cash flows from investing activities:
  Acquisition of property and equipment              (350,291)       (488,735)
  Purchase of Twinsys                                                (203,856)

         Net cash used in investing activities       (350,291)       (692,591)

Cash flows from financing activities:
  Proceeds from note payable to stockholder                           500,000
  Net proceeds from issuance of common stock        1,250,001
  Proceeds from bank line of credit                   250,000
  Principal payments of long-term debt and
    obligations under capital leases               (2,742,907)     (2,413,360)
  Payments of preferred dividend                      (26,063)        (38,528)

         Net cash used in financing activities     (1,268,969)     (1,951,888)

Effect of exchange rate changes on cash               (48,415)         26,857

Net increase in cash and cash equivalents             167,800          62,033

Cash and cash equivalents at beginning of year        170,636         108,603

Cash and cash equivalents at end of year          $   338,436      $  170,636

See accompanying notes to financial statements.


                              STRATEGIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1)  Description of Business

     Strategia Corporation (Strategia), (formerly known as Dataguard Recovery Services, Inc.) and its subsidiaries, together referred to herein as "the Company," provides disaster recovery, consulting, information processing and outsourcing services to users of medium- and large-scale computer systems in North America and Europe.

(2)  Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation (see Note 4).

     (b)  Use of Estimates

           The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     (c)  Recognition of Revenue

          The Company provides backup recovery services through contracts whose terms are generally for more than one year and require the payment of monthly subscription fees. Service revenue from contracts is recognized on a straight-line method over the life of the contract. Deferred revenue represents cash received in excess of the revenue recorded for multi-year agreements to provide backup services to customers. Service revenue for consulting and outsourcing services is recognized when such services are rendered.

     (d)  Property and Equipment

          Property and equipment are recorded at cost and consist of the following at December 31, 1996:

                   Land                               $   260,800
                   Building and improvements            3,154,789
                   Equipment                           14,752,082
                   Other                                  167,935
                                                      $18,335,606

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

     (f)  Income (loss) Per Share

          Income (loss) per share is based on net income less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Common stock equivalents outstanding are calculated for stock options and warrants using the treasury stock method.

     (g)  Reverse Stock Split

          In July 1996, the Company announced a 1-for-2 reverse stock split of its Common Stock. As a result of this reverse stock split, every two of the Company's common shares outstanding at the effective date were automatically converted into one new common share. All share data in these consolidated financial statements have been restated to reflect the reverse stock split.

     (h)  Cash Equivalents

          Cash equivalents are highly liquid investments with a maturity of less than three months when purchased.

     (i)  Financial Instruments

          The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 1996.

     (j)  Prior Year Data

          Certain prior year data has been reclassified to conform to the 1996 presentation.

(3)  Common Stock Offerings

      In September and October 1996, the Company raised $1,250,001 in a private placement of 500,000 Units of Common Stock and warrants to purchase Common Stock. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $3.75 per share.

(4)  New Ventures and Acquisitions

     In July 1996, Strategia's wholly-owned French subsidiary, Twinsys Dataguard S.A. (Twinsys) began offering disaster recovery and other services to users of UNIX-based computer systems in France through Twin-X S.A. (Twin-X), a newly organized subsidiary. At December 31, 1996, Twinsys owns approximately 60% of the outstanding common shares of Twin-X. The remaining 40% of Twin-X's outstanding shares are owned by two Twinsys employees. Operating results of Twin-X during 1996 were not significant.

     On February 3, 1995, Strategia purchased for approximately $200,000 certain operating assets and assumed certain liabilities of Twinsys, S.A., a Paris, France-based provider of disaster recovery services in Europe. Strategia financed the purchase with funds borrowed from EPI Corporation, the Company's largest stockholder, under an amendment to an existing loan agreement. John P. Snyder, EPI's President and Chairman, is a director of the Company. The acquisition was accounted for by the purchase method of accounting. The results of operations of Twinsys are included in the Consolidated Statements of Operations since the date of acquisition.

(5)  Long-term Debt and Credit Agreements

     Long-term debt consists of the following at December 31, 1996:


          Mortgage note                                            $ 1,019,347

          Other                                                         22,259
                                                                     1,041,606

          Less current installments                                     63,008

          Long-term debt, excluding current installments           $   978,598

     The mortgage note is payable in equal monthly installments through May 1, 2009; however, the lender has the option to accelerate payment on the entire outstanding balance of the note at five year intervals throughout the note term. The next potential note acceleration date is May 1, 1999 and the current interest rate of 11% is fixed until that date.

     The Company has committed revolving credit facilities with a bank. A $100,000 credit agreement is committed through October 31, 1997, and provides that borrowings will bear interest at the bank's prime rate plus 2% (effectively 10.25% at December 31, 1996). Borrowings under this credit agreement are secured by substantially all domestic company assets, other than its real property and leased assets.

     Aggregate maturities of long-term debt are $63,008 in 1997, $45,465 in 1998 and $933,133 in 1999.

(6)  Note Payable to Stockholder

     The Company has an $800,000 note payable to a stockholder, in the form of a second mortgage on the Company's real property. The term of the loan extends through April 5, 1997. Interest on this amount is payable at an annual rate equal to the prime rate plus 1.5% (effectively 9.75% at December 31, 1996). Interest expense of $79,800 and $80,242 was charged to 1996 and 1995 operations, respectively. At December 31, 1996, accrued interest recorded in the consolidated balance sheet related to this note was $190,381.

     In consideration of this opportunity to borrow funds, the Company issued 15,000 shares of common stock to the stockholder in connection with the initial agreement. Additional share increments of common stock (currently 8,000 shares) have been issued with each renewal (a total of 150,000 and 118,000 additional shares had been issued through December 31, 1996 and 1995, respectively). The value of the shares issued was $107,000 in 1996 and $32,000 in 1995 and is recorded as interest expense in both years. During January 1997, the Company renewed this note at the same terms and conditions as the original note. An additional 8,000 shares of common stock were issued to the stockholder in connection with this renewal.

(7)   Leases

      The Company is obligated under various equipment capital leases that expire over the next four years. Property and equipment include the following amounts under capital leases at December 31, 1996:

      Equipment                                                $ 8,120,119

      Less accumulated amortization                              3,112,685
                                                               $ 5,007,434

      The Company acquired $2,140,775 and $4,831,746 of equipment in exchange for capital lease obligations during 1996 and 1995, respectively.

      The Company also has certain noncancellable operating leases, primarily for the Twinsys facilities and for computer hardware and software, that expire over the next four years and provide for purchase or renewal options.


      Future minimum lease payments under capital leases and noncancellable operating leases, and the present value of future minimum capital lease payments as of December 31, 1996 are:

                                             Capital      Operating
                                             leases         leases
      Years ending December 31:
        1997                                  2,213,246        778,641
        1998                                  1,423,200        744,556
        1999                                    309,608        744,556
        2000                                     77,314        279,209


      Total minimum lease payments            4,023,368    $ 2,546,962

      Less amount representing interest
        (at rates ranging from 7.0%
        to 12.26%)                              343,915
          Present value of net minimum
             capital lease payments           3,679,453

      Less current installments               1,973,729

        Obligations under capital
          leases, excluding current
          installments                      $ 1,705,724

      Total rental expense, including maintenance charges, for operating leases in 1996 and 1995 was $2,184,458 and $1,947,904, respectively.

(8)  Income Taxes

       For financial reporting purposes, income (loss) before income taxes includes the following components:

                                               1996          1995
       Pretax income (loss):
      United States                       $  (996,845)   $  (713,298)
      Foreign                                 431,229      1,198,833

                                          $  (565,616)   $   485,535

      The provision for income tax expense is attributable to earnings from foreign operations, the components of which follows:

                                               1996          1995
      Foreign - current                  $137,710          $  133,630
              - deferred                   20,422             309,938

                                         $158,132          $  443,568

      A reconciliation of the income tax expense for the years ended December 31, 1996 and 1995 with the federal statutory rate is as follows:

                                                   1996       1995
  Tax (benefit) expense at U.S. statutory rates$ (192,309)  $165,082

  Operating losses in the U.S. generating
    no current tax benefit                        335,924    240,027

  Higher effective income tax rate of
    foreign operations                             11,514     35,965

  Other                                             3,003      2,494

                                               $  158,132   $443,568

     Undistributed earnings of the Company's foreign subsidiary amounted to $1,007,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to France. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     At December 31, 1996, the Company had U.S. net tax operating loss carryforwards of approximately $3,959,000 for federal income tax reporting purposes. These carryforwards expire as follows: $467,000 in 2000; $658,000 in 2001; $508,000 in 2002; $115,000 in 2004; $26,000 in 2005; $51,000 in 2006;
$435,000 in 2007; $649,000 in 2008; and $431,000 in 2010, and $619,000 in
2011.

     Significant components of the Company's deferred tax assets (liabilities) at December 31, 1996 are as follows:


       Deferred tax assets:
       Net operating loss carryforwards                    $  1,504,000
       Valuation allowance                                   (1,404,000)
          Net deferred tax asset                                100,000

       Deferred tax liabilities:
         Tax over book depreciation                            (451,000)
         Other                                                  (27,312)
           Total deferred tax liabilities                   $  (478,312)

             Net deferred tax liability                     $  (378,312)

(9) Stock Option and Grant Plans

    In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations, in accounting for its stock based compensation because, as discussed below, the alternative fair value accounting principle provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    The Strategia 1988 Stock Option Plan (as amended by stockholders in 1989) allows for options to be granted to key employees of the Company to purchase no more than an aggregate of 10% of the common stock outstanding from time to time, at a price not less than 75% of the fair market value at the time the grant is approved. Options totaling 170,295 and 42,500 shares of common stock were granted to employees in 1996 and 1995, respectively, and were fully exercisable on the date of grant. It also provides automatic grants of stock options to the Company's directors who are not employees. Options to purchase 500 shares of common stock are granted annually to each nonemployee director. In addition, each nonemployee director who was not a director on May 15, 1989 will automatically be granted an option for 2,500 shares of common stock on May 15 following his subsequent election. Options for nonemployee directors are granted at the fair market value of the common stock on the grant date and vest and become fully exercisable over a three year period from the grant date. All options have ten year terms.

    All options granted under the plan are exercisable over a 10-year period. No options have been exercised as of December 31, 1996.

    The Strategia 1990 Stock Grant Plan authorizes the Company's Stock Option Committee to grant up to 125,000 shares of common stock to key employees as restricted or performance stock awards. In 1990, grants of 4,075 shares of common stock were issued under this plan. No shares have been granted subsequent to 1990.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .831; and weighted-average life of the option of nine years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          1996                  1995
 Pro forma net loss                       $ (1,716,000)         $  (6,700)
 Pro forma loss per share                 $    (.65)            $     -

     Because SFAS 123 is applicable to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     A summary of the Company's stock option activity and related information for year years ended December 31 follows:

                                    1996                  1995
                                        Weighted               Weighted
                                        Average                Average
                              Options    Price      Options     Price
Outstanding -
 beginning of year            76,339    $1.85       32,839     $2.50

Granted                      171,295    $6.98       43,500     $1.37

Outstanding -
 end of year                 247,634    $5.41       76,339     $1.85

Exercisable -
  end of year                245,634    $5.43       74,339     $1.87

Weighted average fair
  value of options granted
  during the year           $  5.82                $  1.14


     Exercise prices for options outstanding as of December 31, 1996 ranged from $1.00 to $7.00. The weighted-average remaining contractual life of those options is nine years.

(10) Preferred Stock

     On May 30, 1996, the Company's Board of Directors authorized the issuance of Series AA Convertible Preferred Stock (Series AA Preferred). On June 30, 1996, all holders of Series A Convertible Preferred Stock (Series A Preferred) exchanged their shares (34,167 shares) for the same number of Series AA Preferred shares. All dividends in arrears ($69,520) due to the original holders of Series A Preferred and notes payable ($191,176) and accrued interest payable ($43,062) to certain stockholders were also converted to Series AA Preferred. The Series AA Preferred is convertible into four shares of common stock, at an effective price of $2.50 per share of common stock for five years after issuance through June 30, 2001. The Series AA Preferred provides for a cumulative annual dividend of 8% (compared to 11.5% on the Series A Preferred), payable on a quarterly basis before any payment of dividends on common stock. The limitations, preferences, and relative rights of the Series AA Preferred are otherwise identical to those of the Series A Preferred.

     The Series AA Preferred is redeemable at the Company's option at a price of $10.69, if the average bid and asked price of the common stock exceeds 150% of the then-effective conversion price of the Series AA Preferred for twenty of thirty consecutive trading days. This redemption price declines gradually each year to $10 a share after December 31, 2001.


     The Series AA Preferred has a liquidation value of $12.50 per share, plus any accrued but unpaid dividends upon the liquidation, dissolution, or winding up of the affairs of the Company. Holders of Series AA Preferred Stock have no voting rights except upon the occurrence of an event of default.

     The holders of Series AA Preferred also received a five-year warrant to purchase one share of common stock for each share of Series AA Preferred purchased. At December 31, 1996, warrants to purchase 64,546 shares of common stock were outstanding at an exercise price of $2.50.

     Shares of common stock reserved with respect to all of the above options, convertible preferred stock and warrants were 1,069,364 at December 31, 1996.

(11) Segment Information

     The Company and its subsidiary are engaged in one industry segment consisting of providing disaster recovery and other computer related services to users of large-scale computer systems.

     Service revenue, operating income and identifiable assets for the years ended December 31, 1996 and 1995 pertaining to the two geographic areas in which the Company operates are presented below.

                                 1996                         1995
Service revenue
  United States             $2,544,097                   $  3,116,662
  Europe                     6,910,596                      5,810,521

                            $9,454,693                   $  8,927,183

Operating income (loss)

  United States             $ (597,271)                      (309,781)
  Europe                       746,185                      1,407,540

                            $  148,914                   $  1,097,759

Identifiable total assets

  United States             $4,490,343                   $  4,717,216
  Europe                     6,255,067                      6,070,531

                          $ 10,745,410                   $ 10,787,747

     The net assets of Twinsys at December 31, 1996 and 1995 amounted to approximately $1,007,000 and $782,000, respectively.

     One customer, composed of a group of affiliated companies, accounted for approximately 31% and 13% of consolidated service revenue in 1996 and 1995, respectively.

(12) Supplemental Cash Flow Information

     Total interest payments were approximately $713,000 in 1996 and $650,000 in 1995. Total cash payments made for income taxes during 1996 were approximately $158,000 (none in 1995).

(13) Commitments and Contingencies

     Under the terms of an agreement between the Company and Copex Limited (a United Kingdom company), Copex provided assistance to the Company in the acquisition of assets by Twinsys and Copex has agreed to assist the Company in developing new customers for Twinsys. The agreement provides that the Company is to pay Copex 2% of the gross revenues of Twinsys for the calendar years 1995 through 1999 and an additional percentage of certain revenues received by Twinsys from customers generated with the assistance of Copex. This fee was approximately $142,000 in 1996 and $110,000 in 1995. The Company believes Copex has breached one or more of its covenants in the agreement and the Company has withheld payment of a portion of the fee. Pending the outcome of this dispute, the unpaid amount remains a liability in the accompanying financial statements. Recorded amounts are being capitalized as part of the Twinsys acquisition and are being amortized over a 20-year period. Other assets include approximately $240,500 (net of amortization) as of December 31, 1996 related to such fees to date under the agreement.

     Approximately $115,000 (586,000 French francs) has been charged to operations in 1996 relating to a judgement rendered in September 1996 by a French court in a lawsuit by a former employee of Twinsys. The employee had claimed certain severance benefits as a result of his dismissal.


(14) Subsequent Event

     In February 1997, the Company began offering 1,500,000 shares of its Common Stock (at $7.00 per share) to investment companies, other institutional investors, and certain other persons who qualify as accredited investors under the rules of the Securities and Exchange Commission, in the Company's sole discretion. The shares were sold through March 26, 1997 on a "best efforts" basis. The Company sold 1,366,000 shares of Common Stock generating net proceeds of approximately $8,762,000 after deducting offering costs of approximately $800,000. As of December 31, 1996, approximately $250,000 of the total estimated offering costs had been incurred, which were deferred and included in other assets in the Consolidated Balance Sheet. All offering costs will be charged against the gross proceeds of the offering in 1997.




                          STRATEGIA CORPORATION AND SUBSIDIARIES



Report of Independent Auditors


     The Board of Directors and Stockholders
     Strategia Corporation


     We have audited the accompanying consolidated balance sheet of Strategia Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategia Corporation and subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.









      /s/ ERNST & YOUNG LLP


     Louisville, Kentucky
     March 27, 1997

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information under the caption "Board of Directors" in the Company's definitive proxy statement for its 1997 annual meeting of shareholders (the "1997 Proxy Statement") and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 1997 Proxy Statement are incorporated herein by reference.


Item 10.  Executive Compensation.

The information under the caption "Executive Compensation" of the 1997 Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Principal Shareholders" of the 1997 Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information under the caption "Transactions With Management" of the 1997 Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits, List, and Reports on Form 8-K.

         (a)   List of Exhibits Filed.

                (3.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarter ended June
                         30, 1996.

                (3.2) Bylaws are incorporated by reference to Exhibit 3.2 to the Company's 1995 10-KSB.

                (4.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarter ended June 30, 1996.

               (10.1) 1988 Stock Option Plan is incorporated by reference to Exhibit 10.8 to the 1994 10-KSB.

               (10.2)    1990 Stock Grant Plan is incorporated by reference to
                         Exhibit 10.8 to the 1994 10-KSB.

               (10.3)    Agreement of Assignment of Mortgage Note dated
                         August 1, 1991, between Future Federal Savings Bank, Brown, Noltemeyer Co., Charles A. Brown, Jr.,
                         Norman V. Noltemeyer, and Dataguard Recovery Services, Inc. are incorporated by reference to Exhibit 10.7 to the Company's 1995 10-KSB.

               (10.4) Mortgage Note dated April 3, 1984, from Brown, Noltemeyer Co. to Future Federal Savings Bank, as amended are incorporated by reference to Exhibit 10.8 to the Company's 1995 10-KSB.

               (10.5) Security Agreement dated July 13, 1992 as amended January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit
                         10.11 to the 1994 10-KSB.

               (10.6) Second Mortgage dated July 13, 1992 as amended January 17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit
                         10.12 to the 1994 10-KSB.

               (10.7) Promissory note due April 5, 1997 between the Company and EPI Corporation is incorporated by reference to
                         Exhibit 10.7 to the Company's Form SB-2/A
                         Registration Statement (Reg. No. 333-14055) dated February 4, 1997 (February 1997 SB-2/A).

               (10.8) Revolving Credit Agreement dated July 1, 1992 with Star Bank, N.A. is incorporated by reference to
                        Exhibit 10.12 to the Company's 10-KSB/A filed November 14, 1996 ("November 1996 10-KSB/A").

               (10.9) Extension of Revolving Credit Agreement with Star Bank N.A. dated November 8, 1996 is incorporated by reference to Exhibit 10.6 to the Company's 10-QSB/A filed November 19, 1996 ("November 1996 10-QSB/A").

               (10.10) Term Lease Master Agreement with IBM Credit Corporation dated October 15, 1995 is incorporated by reference to
                       Exhibit 10.14 to the November 1996 10-KSB/A.

               (10.11) Revised Term Lease Supplement with IBM Credit
                       Corporation dated August 21, 1996 is incorporated by reference to Exhibit 10.3 to the November 1996 10-QSB/A.

               (10.12) Computer Lease Agreement dated July 12, 1995 between
                       Twinsys Dataguard SA and CEPME is incorporated by reference to Exhibit 10.5 to the November 1996 10-KSB/A.

               (10.13) Computer Lease Agreement dated March 7, 1996 between
                       Twinsys Dataguard SA and Bull SA is incorporated by reference to Exhibit 10.4 to the November 1996 10-QSB/A.

               (10.14) Form of Stock Purchase Warrant Agreement between the
                       Company and certain investors (including John P. Snyder and EPI Corporation) is incorporated by reference to Exhibit 10.5 to the November 1996 10-QSB/A.

               (10.15) Millennium Services Agreement dated as of October 11,
                       1996 between the Company and ConSyGen, Inc. is incorporated by reference to Exhibit 10.16 to the February 1997 SB-2/A.

               (10.16) Lease dated March 3, 1997 between Southeastern Group,
                       Inc. and Strategia Corporation.

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



                                             STRATEGIA CORPORATION


Date:  March 31, 1997
                                          By  /s/ Richard W. Smith

                                             Richard W. Smith, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                            Title                       Date
/s/ Richard W. Smith
Richard W. Smith                 President and Director         March 31, 1997
                                (Principal Executive Officer)
                                (Principal Financial Officer)
                                (Principal Accounting Officer)



/s/ James P. Buren
James P. Buren                   Executive Vice President-      March 31, 1997
                                 Technology, Treasurer, and
                                 Director



/s/ John P. Snyder
John P. Snyder                   Secretary and Director         March 31, 1997


/s/ John A. Brenzel
John A. Brenzel                  Director                       March 31, 1997




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

(3.2) Bylaws are incorporated by reference to Exhibit 3.2 to the Company's 1995 10-KSB.

(4.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarter ended June 30, 1996.

(10.1)    1988 Stock Option Plan is incorporated by reference to
          Exhibit 10.8 to the 1994 10-KSB.

(10.2)    1990 Stock Grant Plan is incorporated by reference to
          Exhibit 10.8 to the 1994 10-KSB.

(10.3)    Agreement of Assignment of Mortgage Note dated
          August 1, 1991, between Future Federal Savings Bank,
          Brown, Noltemeyer Co., Charles A. Brown, Jr.,
          Norman V. Noltemeyer, and Dataguard Recovery Services,
          Inc. are incorporated by reference to Exhibit 10.7 to the Company's 1995 10-KSB.

(10.4)    Mortgage Note dated April 3, 1984, from Brown,
          Noltemeyer Co. to Future Federal Savings Bank, as amended are incorporated by reference to Exhibit 10.8 to the Company's 1995 10-KSB.

(10.5)    Security Agreement dated July 13, 1992 as amended
          January 17, 1995 between the Company and EPI
          Corporation is incorporated by reference to Exhibit
          10.11 to the 1994 10-KSB.

(10.6)    Second Mortgage dated July 13, 1992 as amended January
          17, 1995 between the Company and EPI Corporation is incorporated by reference to Exhibit 10.12 to the 1994 10-KSB.

(10.7) Promissory note due April 5, 1997 between the Company and EPI Corporation is incorporated by reference to
          Exhibit 10.7 to the Company's Form SB-2/A Registration Statement
          (Reg. No. 333-14055) dated February 4, 1997 (February 1997 SB-2/A).

(10.8)   Revolving Credit Agreement dated July 1, 1992 with Star
         Bank, N.A. is incorporated by reference to Exhibit
         10.12 to the Company's 10-KSB/A filed November 14,
         1996 ("November 1996 10-KSB/A").

(10.9)   Extension of Revolving Credit Agreement with Star Bank
         N.A. dated November 8, 1996 is incorporated by reference to Exhibit 10.6 to the Company's 10-QSB/A filed November 19, 1996 ("November 1996 10-QSB/A").

(10.10) Term Lease Master Agreement with IBM Credit Corporation dated October 15, 1995 is incorporated by reference to
        Exhibit 10.14 to the November 1996 10-KSB/A.

(10.11) Revised Term Lease Supplement with IBM Credit
        Corporation dated August 21, 1996 is incorporated by reference to Exhibit 10.3 to the November 1996
        10-QSB/A.

(10.12) Computer Lease Agreement dated July 12, 1995 between
        Twinsys Dataguard SA and CEPME is incorporated by reference to Exhibit 10.5 to the November 1996
        10-KSB/A.

(10.13) Computer Lease Agreement dated March 7, 1996 between
        Twinsys Dataguard SA and Bull SA is incorporated by reference to Exhibit 10.4 to the November 1996
        10-QSB/A.

(10.14) Form of Stock Purchase Warrant Agreement between the
        Company and certain investors (including John P.
        Snyder and EPI Corporation) is incorporated by reference to Exhibit 10.5 to the November 1996
        10-QSB/A.

(10.15) Millennium Services Agreement dated as of October 11,
        1996 between the Company and ConSyGen, Inc. is incorporated by reference to Exhibit 10.16 to the February 1997 SB-2/A.

(10.16) Lease dated March 3, 1997 between Southeastern Group,
        Inc. and Strategia Corporation.

   (11) For a statement regarding the computations of per share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

   (21) Subsidiaries.

   (27) Financial Data Schedule.



