Form 10KSB/A
period 1996-12-31
STRATEGIA CORP
filed 1997-04-30
CIK 797221

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

The number of shares of the registrant's common stock outstanding as of March
26, 1997 -- 4,404,885 shares.

Strategia Corporation (the "Corporation") hereby amends its annual report on
Form 10-KSB for the year ended December 31, 1996 to add the information required by Items 9 through 12 of Part III of Form 10-KSB.

                                   PART III

Item 9.     Directors, Executive Officers, Promoters and Control
Persons;
            Compliance with Section 16(a) of the Exchange Act.

The following information is furnished as of March 26, 1997, with respect to each of the Corporation's directors and executive officers. The Corporation's four directors hold office for a one-year term expiring at the
Corporation's next annual meeting of shareholders or until their successors are elected and qualified.

           Name                  Age      Position with the
Corporation
       Richard W. Smith         43      President and Director
       James P. Buren           58      Executive Vice President -
                                        Technology and Director
       John P. Snyder           58      Secretary and Director
       John A. Brenzel          56      Director
       Roland Esnis             30      Directeur Generale, Twinsys
Dataguard SA

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

     Roland Esnis has served as Directeur Generale of Twinsys
Dataguard SA
("Twinsys"), the Corporation's Paris, France subsidiary since
August 1995.  Mr.
Esnis joined Twinsys in a marketing position when it was established in
February 1995. From July 1993 to February 1995 he held a similar position with Twinsys SA, and unrelated computer services firm whose operating assets were acquired by Twinsys. Mr. Esnis held marketing positions with Systar, a software company, from November 1991 to June 1993 and with the disaster recovery division of Telesystemes, a computer services affiliate of France Telecom, from
January 1990 to November 1992.

     Richard W. Smith, James P. Buren, and Roland Esnis are the
Corporation's
executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Corporation's executive officers and directors and persons who beneficially own more than 10% of the
Corporation's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the
Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no
Form 5s were required, the Corporation believes that during fiscal
1996, all
the Reporting Persons complied with all applicable filing requirements, except that EPI Corporation, John P. Snyder, Max G. Baumgardner, J. Ben
Cress, Robert H. Loeffler, Grace B. Wilkins, James E. Buchart and
Henry
Schumpf each filed Form 4 reports with respect to nine transactions by EPI
Corporation in June, July, August, September and October 1996 after the reports were due.

Item 10.  Executive Compensation.

     The following table sets forth the cash compensation earned by the
Corporation's executive officers for each of the last three fiscal years.


                            Annual Compensation         Long-Term
Name and                                 Other Annual  Compensation
Principal Position    Year Salary   Bonus   Compensation  Stock
Options#
Richard W. Smith,     1996 $117,000 $      0    $6,000
75,664
  President (Chief    1995  103,500   28,437     6,000
25,000
  Executive Officer)  1993   99,000      366     6,000
0

James P. Buren,       1996 $105,000 $      0    $6,000
64,631
  Executive Vice-     1995   93,000   14,788     6,000
17,500
  President           1994   89,000        0     6,000
0

Roland Esnis          1996 $ 68,716 $ 40,647    $  -
15,000
  Directeur Generale, 1995*  56,864   23,530       -             -
  Twinsys Dataguard SA

*(Mr. Esnis joined Twinsys on February 1, 1995.)


     The Corporation currently does not have a retirement plan for its officers and employees.

Options Grants in Last Fiscal Year

     The following table sets forth information relating to stock options granted during 1996 to the Company's executive officers named in the summary compensation table. The option exercise price is $7.00, which was the market price of the Common Stock on October 14, 1996, the date of the grant.

                      Number of     % of Total
                      Securities    Options/     Exercise
                      Underlying    SARs         or Base
                      Options/      Granted to   Price     Expiration
Name                  SARs Granted  Employees    ($/sh)    Date
Richard W. Smith      75,664        44.4%        $7.00     10/14/2006

James P. Buren        64,631        38.0%        $7.00     10/14/2006

Roland Esnis          15,000          .9%        $7.00     10/14/2006

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table sets forth as of December 31, 1996 the value of unexercised options granted to the Corporation's executive officers pursuant to the Corporation's 1988 Stock Option Plan (the "1988 Plan"). In 1996, no
options were exercised by the named executive officers under the 1988 Plan.
The average of the closing bid and asked price of the Common Stock on
December 31, 1996 was $7.125 per share.

                       Number of Shares Subject          Value of
                        to Unexercised Options          Unexercised
     Name            Exercisable    Unexercisable  In-the-Money
Options
Richard W. Smith      110,000               0            $ 193,126
James P. Buren         90,000               0            $ 141,379
Roland Esnis           15,000               0            $  26,335

Director Compensation

     Under the 1988 Plan, nonemployee directors first elected after May 15,
1989 are awarded options for 2,500 shares of Common Stock on the May 15th following election to the Board by the Corporation's shareholders, and each nonemployee director in office on May 15, 1989 or May 15th of any succeeding year automatically receives an option for 500 shares of Common Stock. The exercise price for options granted to nonemployee directors is the fair market value of the Common Stock on the date of grant, and options for approximately one-third of the shares become exercisable on May 15th of each of the first three years following grant. Options granted to nonemployee directors have a term of ten years.

    In 1996, Mr. Brenzel and Mr. Snyder each received the annual grant of options for 500 shares of Common Stock. The option exercise price was
$3.00 per share.  No options were exercised in 1996.

    Other than the issuance of stock options, the Corporation did not pay its directors for attendance at regularly scheduled board meetings in 1996. The
Corporation has not determined its director compensation policy for 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information as of April
16, 1997
with respect to the shares of Common Stock owned (i) by each person known to the Corporation to own beneficially more than 5% of the outstanding shares of
Common Stock (ii) by each of the Corporation's directors and executive officers, and (iii) by all directors and officers as a group. As of April 16, 1997, there were 4,404,885 outstanding shares of Common Stock, which is the
Corporation's only class of voting shares.

     Directors and                Number                Percent
     Executive Officers         of Shares(1)           of Class(2)
     John P. Snyder
     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,396,937(3)              29.8%

     Richard W. Smith
     10301 Linn Station Rd.
     P. O. Box 37144
     Louisville, KY  40233        216,425(4)               4.8%

     James P. Buren
     10301 Linn Station Rd.
     P. O. Box 37144
     Louisville, KY  40233        194,379(5)               4.3%

     John A. Brenzel
     3501 Graham Rd.
     Louisville, KY  40207         83,044(6)               1.9%

     Roland Esnis
     Twinsys Dataguard
     Tour Mirabeau
     39/43, Quai Andre Citroen
     75015 PARIS                   15,000(7)                *

     All current directors
     and officers as a
     group (8 persons)          1,922,830(8)              38.7%


     5% Beneficial Owners

     H. Joseph Schutte
     1410 Hadleigh Place
     Louisville, KY  40222        279,780(9)               6.2%

     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,363,903(10)             29.2%

* Indicates less than 1%.




                                  Number                Percent
     5% Beneficial Owners       of Shares(1)           of Class(2)
     EPI Corporation,
     John P. Snyder,
     Max G. Baumgardner,
     James E. Buchart,
     J. Ben Cress,
     Robert H. Loeffler,
     Henry A. Schumpf,
     Grace W. Wilkins
     9707 Shelbyville Rd.
     Louisville, KY  40223       1,575,085(10)(11)        33.3%



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

(2) Shares of Common Stock subject to options or warrants that are or will become exercisable within 60 days or are subject to issuance upon the conversion of the Corporation's Series AA
Preferred Stock
        have been deemed outstanding for computing the percentage of class of the listed person or the group, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Includes 1,363,903 shares of Common Stock beneficially owned by EPI
        Corporation. (See footnote 10.) Mr. Snyder is President, a director, and largest single shareholder of EPI Corporation.  Mr.
Snyder shares
        voting and investment power with respect to, and disclaims beneficial ownership of, the shares owned by EPI Corporation, which are included once in the shares beneficially owned by all directors and officers as a group. Mr. Snyder's total also includes 3,000 shares subject to currently exercisable stock options, 11,152 shares issuable upon the conversion of 2,788 shares of Series AA Preferred, and 7,885 shares issuable upon the exercise of warrants.

(4) Includes 110,000 shares subject to currently exercisable stock options,
        14,840 shares issuable upon the conversion of 3,710 shares of Series AA
        Preferred, 3,710 shares issuable upon the conversion of warrants, and
        500 shares owned individually by Mr. Smith's wife.

(5) Includes 90,000 shares subject to currently exercisable stock options,
        14,840 shares issuable upon the conversion of 3,710 Series
AA
        Preferred and 3,710 shares issuable upon the exercise of warrants.

(6) Includes 3,000 shares subject to currently exercisable stock options,
        7,420 shares issuable upon the conversion of 1,855 Series
AA Preferred
        and 1,855 shares issuable upon the exercise of warrants.

(7) Includes 15,000 shares subject to currently exercisable stock options.

(8) Includes 16,950 shares subject to currently exercisable stock options held by nonexecutive officers in addition to shares beneficially owned by the five directors and executive officers listed in the table.

(9) Includes 29,744 shares issuable upon the conversion of 7,436 shares of Series AA Preferred and 45,403 shares issuable upon the exercise of warrants.

(10) Includes 108,660 shares issuable upon the conversion of 27,165 shares of Series AA Preferred and 153,271 shares issuable upon the exercise of warrants.

(11) Includes 1,363,903 shares of Common Stock beneficially owned by EPI
        Corporation, for which the named individuals, as directors of EPI
        Corporation, share voting and investment power. The individual members of this group together own the majority of shares of EPI
        Corporation. Also includes 33,456 shares issuable upon the conversion of 8,364 shares of Series AA Preferred, 25,870 shares
        issuable upon the exercise of warrants, and 3,000 shares issuable upon the exercise of options, respectively, held by group members other than EPI Corporation. Also includes 2,500 shares held by members of the immediate family of a group member for which beneficial ownership is disclaimed.

Item 12.  Certain Relationships and Related Transactions.

In 1992, EPI Corporation loaned $300,000 to the Corporation to finance the
Corporation's purchase of certain equipment to be installed in its computer center. On January 17, 1995, EPI extended an additional $500,000 in credit under the loan to assist in financing the organization of, and purchase of certain assets by its French subsidiary. The annual interest rate paid on the loan was 1.5% above the "prime rate" as published in The Wall Street Journal.
Each term of the loan was for 90 days, and the loan was renewed for additional
90-day terms through April 5, 1997, until repaid in full with proceeds from the sale of Common Stock in March 1997. The loan was secured by a second mortgage on the Corporation's real estate. The Corporation also issued 15,000 shares of Common Stock to EPI Corporation when the loan was originally made in
1992, and an additional 1,000 shares of common stock per $100,000 outstanding principal balance upon each renewal of the loan for an additional 90-day term.
John P. Snyder, a director of the Corporation, is President, a director and the largest shareholder of EPI Corporation.

On June 30, 1996, the Corporation issued a total of 64,546 shares of newly authorized Series AA Preferred and a warrant to purchase one share of Common
Stock ("New Preferred Warrants") in connection with a plan to restructure certain of its current obligations to founding shareholders and preferred shareholders, including directors of the Corporation, EPI Corporation and certain of EPI's directors. The Corporation issued one share of Series AA
Preferred and a New Preferred Warrant in payment of each $10.00 in outstanding principal and interest due on loans made in 1985 by founding shareholders, or a total of 23,427 shares in payment of $234,344 in principal and interest on the shareholder loans. The interest rate on the retired shareholder loans was
10% per year. The Corporation also issued one share of Series AA Preferred and a New Preferred Warrant to holders of Series A Preferred Stock ("Series A
Preferred") in payment of each $10.00 of accrued, unpaid dividends payable on the Series A Preferred, or a total of 6,952 shares in payment of dividend obligations totaling $69,552 as of June 30, 1996. In addition, the

Corporation issued one share of Series AA Preferred and one new
Preferred
Warrant in exchange for each of the 34,167 shares of Series A Preferred outstanding as of June 30, 1996 and the warrant to purchase one share of Common
Stock that was originally issued with each Series A Preferred share
(an "Old
Preferred Warrant").

By restructuring its preferred stock and shareholder loans, the Corporation eliminated its outstanding obligations for accrued, unpaid dividends, reduced the principal balance of loans from shareholders, and reduced the rate of dividends and interest payable to shareholders in the future. As a result of these transactions, the Corporation's preferred shareholders, who have provided capital necessary for the expansion of the Corporation's business in past years, effectively extended the period for converting their preferred stock and exercising their warrants, and reduced the current exercise price per share on their warrants. The Series AA Preferred provides for an annual dividend of 8%, compared to 11.5% on the Series A Preferred. The Series AA
Preferred, like the Series A Preferred, is convertible into 4 shares of Common
Stock for 5 years after issuance. However, the conversion rights of the
Series A Preferred would have expired during December 1996 and January 1997, while the conversion rights of the Series AA Preferred continue until June 30,
2001. The limitations, preferences, and relative rights of the Series AA
Preferred are otherwise identical to those of the Series A
Preferred.  The New
Preferred Warrant issued with each share of Series AA Preferred, like the Old
Preferred Warrant accompanying the Series A Preferred, has initial exercise price of $2.50 per share of Common Stock, which increases by $.50 per year to
$4.50 per share during the fifth year after issuance. However, the Old
Preferred Warrants would have expired at December 31, 1996, compared to the
June 30, 2001 expiration date of the New Preferred Warrant, and the current exercise price was reduced from $4.50 to $2.50 per share.

In September and October 1996, the Corporation issued a total of 500,000 units comprised of one share of Common Stock and a warrant to purchase one share of
Common Stock at a price of $3.75 per share (the "1996 Warrants") in a private placement. The offering price was $2.50 per unit, and placement proceeds totaled $1,250,000. Directors, five percent beneficial owners of Common Stock and their affiliates who purchased units in the placement included John P.
Snyder (5,097 units), EPI Corporation (126,106 units), directors of
EPI
Corporation other than Mr. Snyder (12,409 units) and H. Joseph Schutte (37,967 units).

Effective as of July 1996, Twinsys began offering disaster recovery and other services to users of Unix-based computer systems in France through Twin-X SA, a newly organized subsidiary. Twinsys holds a 59.9% interest in Twin-X, and
Roland Esnis and Francois Domine, Directeur Generale and Sales
Manager of
Twinsys, respectively, each holds an approximate 20% interest in Twin-X.
Twinsys and Messrs. Esnis and Domine made proportional cash contributions to
Twin-X for their respective interests in Twin-X.

It is the Corporation's policy that all material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the
Corporation than those that can be obtained from unaffiliated third parties.
All future material affiliated transactions and loans must be approved by a majority of the independent directors who do not have an interest in the transactions.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STRATEGIA CORPORATION


Date:  April 30, 1997
                                          By  /s/ Richard W. Smith


                                             Richard W. Smith,
President