Form 10QSB
period 1997-03-31
STRATEGIA CORP
filed 1997-05-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,404,885 as of May 13, 1997.



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets


                                                  March 31,     December 31,
                                                    1997           1996
                                                 (Unaudited)    (Audited)
Assets
Current assets:
  Cash and cash equivalents                        $ 8,405,528    $   338,436
  Accounts receivable, net                           2,454,889      1,099,636
  Other current assets                                 227,642         57,738

        Total current assets                        11,088,059      1,495,810

Property and equipment                              17,910,040     18,335,606
  Less accumulated depreciation and amortization    10,239,028      9,851,977

                                                     7,671,012      8,483,629

Other assets                                           510,732        765,971

                                                   $19,269,803    $10,745,410

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   161,704    $    63,008
  Current installments of obligations
    under capital leases                             1,855,362      1,973,729
  Note payable to stockholder                             -           800,000
  Accounts payable                                     855,339        695,079
  Accrued income taxes                                  80,842         55,196
  Accrued expenses and other current liabilities      1,156,088       896,865

        Total current liabilities                     4,109,335     4,483,877

Long-term debt, excluding current installments          967,695       978,598
Obligations under capital leases,
    excluding current installments                    1,120,670     1,705,724
Customers' deposits                                      59,981        54,117
Deferred revenue                                      2,087,075     1,072,469
Deferred income taxes                                   347,724       378,312

        Total liabilities                             8,692,480     8,673,097

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:
    Series AA Convertible Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 64,546                       645,460       645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,404,885 shares                                 12,970,090     4,386,834

  Accumulated deficit                                (2,932,664)   (2,938,423)
  Foreign currency translation adjustment              (105,563)      (21,558)

        Total stockholders' equity                   10,577,323      2,072,313

                                                    $19,269,803    $10,745,410


See notes to unaudited condensed consolidated financial statements.



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  1997                 1996
Service revenues                              $ 2,701,848          $ 2,344,117

Operating expenses:
  Cost of services                              1,949,603            1,506,485
  Selling, general and administrative expenses    494,135              588,109
                                                2,443,738            2,094,594

        Operating income                          258,110              249,522

Other income (expense):
  Interest expense                               (172,014)            (161,707)
  Other income (expense)                          (15,598)               1,797
                                                 (187,612)            (159,910)

Income before income taxes                         70,498               89,612

Income taxes                                       52,008               99,125

        Net income (loss)                     $    18,490          $    (9,513)


Net income (loss) per common and common
  equivalent share                            $       -             $       -

Weighted average number of common and
  common equivalent shares outstanding          3,840,353             2,513,918

See notes to unaudited condensed consolidated financial statements.


                              STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                 Series AA                            Foreign
                 Preferred    Common   Accumulated    Currency
                   Stock      Stock      Deficit     Translation    Total
Balance at
  December 31,
  1996           $ 645,460 $ 4,386,834 $(2,938,423)   $ (21,558) $ 2,072,313

Issuance of
  1,366,000
  shares of
  Common Stock,
  net of
  offering
  costs                -     8,583,256         -            -      8,583,256

Net income for
  three months
  ended March
  31, 1997             -           -        18,490          -         18,490

Payments of
  Dividends            -           -       (12,731)         -        (12,731)

Translation
  adjustment at
  March 31, 1997       -           -            -       (84,005)     (84,005)

Balance at March
  31, 1997       $ 645,460 $12,970,090 $(2,932,664)   $(105,563) $10,577,323

See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   1997                  1996
Cash flows from operating activities:
  Net income (loss)                          $    18,490           $    (9,513)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization              689,724               578,702
      Other                                         (626)                2,852
    Change in operating assets and liabilities:
      Accounts receivable                     (1,487,253)           (2,447,660)
      Other current assets                      (173,370)               73,685
      Accounts payable                           169,046                62,035
      Accrued expenses and other current
        liabilities                              269,403               180,750
      Accrued income taxes                        33,908                99,125
    Increase in other assets                     224,805              (150,470)
    Increase in deferred revenue               1,146,036             2,023,361
    Increase in customers' deposits               43,142                13,543

            Net cash provided by operating
              activities                         932,621               426,410

Cash flows from investing activities:
  Acquisition of property and equipment         (171,721)              (97,312)

            Net cash used in investing
              activities                        (171,721)              (97,312)

Cash flows from financing activities:
  Proceeds from sale of common stock, net      8,528,256                   -
  Proceeds from bank line of credit              100,000                   -
  Proceeds from long-term debt                       -                 215,000
  Payment of note payable to stockholder        (800,000)                  -
  Principal payments on long-term debt and
    obligations under capital leases            (478,860)             (572,737)
  Payments of dividends on preferred stock       (12,731)                  -

            Net cash provided by (used in)
              financing activities             7,336,665              (357,737)

Effect of exchange rate changes on cash          (30,473)               (5,501)

Net increase (decrease) in cash and cash
  equivalents                                  8,067,092               (34,140)


Cash and cash equivalents at beginning of
  period                                         338,436               170,636

Cash and cash equivalents at end of period   $ 8,405,528           $   136,496


See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1997

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months then ended.

(2) This financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(3) For financial reporting purposes, income (loss) before income taxes for the three ended March 31, 1997 and 1996, includes the following components:

                                 Three months
                                ended March 31,
    Pretax income (loss):   1997         1996
    United States           $  (71,329)  $ (180,704)
    Foreign                    141,827      270,316

                            $   70,498   $   89,612


The provision for income tax expense is attributable to earnings from foreign operations.

(4) In March 1997, the Company completed a public offering of its Common Stock that raised $8,528,256, net of offering expenses. A portion of the offering proceeds were used to repay an $800,000 loan and related accrued interest from a shareholder.

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




MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

The information set forth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" includes forward-looking statements. Factors that could cause results to differ materially from those projected in the forward-looking statements are included in the following discussion and are described in greater detail in the Company's Form 10-KSB Annual Report for the year ended December 31, 1996 under "Item 1 Business -- Risk Factors."

Results of Operations

The Company reported revenue of $2,701,848 for the three months ended March 31, 1997. This compares to revenue of $2,344,117 for the comparable period in 1996. The Company reported net income of $18,490 for the three months ended March
31, 1997 compared to a net loss of $9,513 for the same period in 1996. The increase in revenue in 1997 is attributable almost entirely to additional computer services revenue generated in North America associated with outsourcing, millennium and disaster recovery consulting. An approximate 4.7% increase in backup service revenue was provided by the Company's foreign subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys").

Twinsys accounted for approximately 65% of consolidated service revenue for the three month period ending March 31, 1997 compared to approximately 73% for the full year of 1996. It is expected that Twinsys' percentage of total consolidated service revenue of the Company will continue to decrease during 1997 due to the additional revenues that are expected to be generated in North America associated with millennium and outsourcing services. The Company currently has both outsourcing and millennium service contracts in process.

The Company's operating expenses increased to $2,443,738 from $2,094,594 for the three months ended March 31, 1997 when compared to the same period in 1996. In April 1996, Twinsys was obligated to obtain additional computer equipment to meet the backup requirements of some of its largest customers, resulting in higher depreciation and maintenance expenses and consequently, smaller margins. Maintenance and depreciation expenses for Twinsys are not expected to increase significantly through 1997. The cost of services for North American operations increased approximately 27% to $786,138 for the three months ended March 31, 1997 from $618,442 for the same period last year. This increase reflects growth in the Company's technical and direct marketing staffs in anticipation of increased demand for millennium and outsourcing services. In addition, advertising, promotion, and trade show expenditures have also increased as the Company increased marketing of its Year 2000 and other computer services offerings.

Interest expense was comparable for the three month periods ended March 31, 1997 and 1996. These expenses totaled $172,014 and $161,707 for the three months ended March 31, 1997 and 1996, respectively. Interest expense for Twinsys is related mainly to capital leases for computer equipment. Interest expense for North America is principally related to capital leases and debt incurred to establish and provide working capital for Twinsys. The debt incurred to purchase assets for and capitalize Twinsys was paid off in March 1997.

The provision for income taxes totaled $56,195 and $99,125 for the three month period ended March 31, 1997 and 1996, respectively, due to French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital totaling $6,978,724.
In March 1997, the Company completed a public offering of its Common Stock that raised $8,528,256, net of offering expenses. A portion of the offering proceeds were used to repay an $800,000 loan and related accrued interest from a shareholder. The Company also plans use offering proceeds to pay certain accounts payable, accrued expenses, and other current liabilities, to increase marketing staff, project managers, and technical personnel in anticipation of increased demand for millennium services during the next several months, and to establish and equip regional testing facilities as Year 2000 conversion projects enter the implementation phase. Pending use for working capital needs, the Company expects to invest a portion of the net offering proceeds in short-term, investment-grade, interest-bearing securities.

Income from Twinsys has provided a significant, positive impact upon the consolidated cash flow of the Company. However, the timing and amount of cash transfers between Twinsys and Strategia are subject to rules governing dividend payments by French subsidiaries of multi-national corporations, as well as practical considerations. The Company continually assesses the working capital needs of its North American and European operations and determines appropriate allocations of cash throughout the year.

The Company's computer equipment is expected to meet the technological requirements of current and prospective backup services customers in North America and Europe without the need for any additional material capital expenditure during the first half of 1997. The Company plans to finance the acquisition of additional computer equipment when needed for the backup requirements of its largest customers through capital lease obligations.
To the extent that additional computer hardware is required to meet the terms of future contracts for data center outsourcing and millennium testing services, the Company intends to finance the acquisition of readily available used equipment from contract revenues whenever possible, and the proceeds of its public offering of Common Stock.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities.

    During the first quarter of 1997, the Company acquired substantially all of the assets of SafeGround, Inc., a Louisville, Kentucky-based provider of remote computer data backup and related services. Under the terms of an asset purchase agreement and a stock option agreement dated as of January 1, 1997, the Company acquired the contracts, equipment, good will, inventory, intellectual property and other assets of SafeGround in consideration of the issuance of an option to purchase 7,500 shares of Strategia's common stock at an exercise price of $7.125, the market price of the common stock at the close of business on December 31, 1996. The Company assumed only specified liabilities of SafeGround, principally prospective obligations under SafeGround's contracts. The Company relied on the exemption provided by
Section 4(2) of the Securities Act of 1933 for the issuance of the option to SafeGround.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security-Holders

    None.

Item 5.  Other Events.

    None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None






                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              STRATEGIA CORPORATION


Date:         May 13, 1997                    By:  /s/  Richard W. Smith

                                                   Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                       Date

/s/ Richard W. Smith               President and Director      May 13, 1997
Richard W. Smith                   (Chief Executive Officer)
                                   (Chief Financial Officer)
                                   (Chief Accounting Officer)
