Form 10QSB
period 1997-06-30
STRATEGIA CORP
filed 1997-08-13
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,666,819.

                               STRATEGIA CORPORATION AND SUBSIDIARIES


Condensed Consolidated Balance Sheets


                                                   June 30,     December 31,
                                                     1997           1996
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 7,438,780   $   338,436
  Accounts receivable, net                           2,070,203     1,099,636
  Other current assets                                 284,175        57,738
        Total current assets                         9,793,158     1,495,810


Property and equipment                              18,359,042    18,335,606
  Less accumulated depreciation and amortization    10,680,223     9,851,977
                                                     7,678,819     8,483,629

Other assets                                           483,177       765,971

                                                   $17,955,154   $10,745,410

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   226,181   $    63,008
  Current installments of obligations under
    capital leases                                   1,657,284     1,973,729
  Note payable to stockholder                              -         800,000
  Accounts payable                                     570,069       695,079
  Accrued income taxes                                  28,663        55,196
  Accrued expenses and other current liabilities     1,014,993       896,865

        Total current liabilities                    3,497,190     4,483,877

Long-term debt, excluding current installments       1,080,537       978,598
Obligations under capital leases,
    excluding current installments                     844,435     1,705,724
Customers' deposits                                     60,926        54,117
Deferred revenue                                     1,640,058     1,072,469
Deferred income taxes                                  333,524       378,312

        Total liabilities                            7,456,670     8,673,097

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:

Series AA Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 0 shares at June 30, 1997
    and 64,546 shares at December 31, 1996                 -         645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,666,819 shares at June 30, 1997 and
    3,038,885 shares at December 31, 1996           13,615,550     4,386,834
  Accumulated deficit                               (2,968,740)   (2,938,423)
  Foreign currency translation                        (148,326)      (21,558)

        Total stockholders' equity                  10,498,484     2,072,313

                                                   $17,955,154   $10,745,410


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                               1997          1996    1997        1996

Service revenues             2,771,850   $2,375,601  $5,473,698    $4,719,718

Operating expenses:
  Cost of services           1,958,808    1,866,200   3,908,411     3,372,685
  Selling, general and
    administrative expenses    800,059      539,952   1,294,194     1,128,062
                             2,758,867    2,406,152   5,202,605     4,500,747
      Operating income (loss)   12,983     (30,551)     271,093       218,971

Other income (expense):
  Interest expense            (104,269)   (202,232)    (276,283)     (363,939)
  Other                         99,876       4,963       84,278         6,760
                                (4,393)   (197,269)    (192,005)     (357,179)

      Income (loss) before
        income taxes        $    8,590   $(227,820)  $   79,088    $ (138,208)

Provision for income taxes      31,993      23,636       84,001       122,761

  Net loss                  $  (23,403)  $(251,456)  $   (4,913)   $ (260,969)

Net loss per share
  of common stock           $     (.01)   $    (.10) $     (.01)   $     (.10)

Weighted average number
  of common shares
  outstanding                4,407,722   2,522,006    3,068,356     2,517,962



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                Series AA                               Foreign
                Preferred      Common     Accumulated   Currency
                  Stock        Stock        Deficit    Translation     Total
Balance at
  December 31,
  1996          $   645,460  $ 4,386,834  $(2,938,423)  $ (21,558)  $ 2,072,313

Issuance of
  1,366,000
  shares of
  Common Stock,
  Net of
  offering costs        -      8,583,256          -           -      8,583,256

Net income for
  three months
  ended March
  31, 1997              -            -         18,490         -          18,490

Payments of
  dividends             -            -        (12,731)        -         (12,731)

Translation
  adjustment at
  March 31, 1997         -            -           -       (84,005)      (84,005)

Balance at March
  31, 1997           645,460   12,970,090   (2,932,664)  (105,563)   10,557,323

Conversion of
  Series AA
  Preferred Stock   (645,460)     645,460          -          -             -

Net loss for
  Three months ended
  June 30, 1997          -            -        (23,403)       -         (23,403)

Payments of
  Dividends              -            -        (12,673)       -         (12,673)

Translation
  adjustment at
  June 30, 1997          -            -            -      (42,763)      (42,763)

Balance at June
  30, 1997        $      -    $13,615,550  $(2,968,740) $(148,326)  $10,498,484


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                    1997             1996
Cash flows from operating activities:
  Net loss                                          $   (4,913)      $ (260,969)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                  1,280,290        1,343,969
      Deferred income taxes                                -              8,870
      Other                                              1,048           (3,105)
    Change in operating assets and liabilities:
      Accounts receivable                           (1,107,151)         (38,139)
      Other current assets                            (229,647)         131,246
      Accounts payable                                (110,571)         181,575
      Accrued expenses                                 206,057          131,462
      Accrued income taxes                             (18,755)        (143,837)
Increase in other assets                               200,468          (50,620)
    Increase in deferred revenue                       736,816        1,330,803
    Increase (decrease) in customers' deposits           7,442           14,207

         Net cash provided by operating activities     961,084        2,645,462

Cash flows from investing activities:
  Acquisition of property and equipment               (527,192)        (282,684)

         Net cash used in investing activities        (527,192)        (282,684)

Cash flows from financing activities:
  Proceeds from sale of common stock, net            8,528,256              -
  Proceeds from bank line of credit                    100,000          250,000
  Payment of note payable to stockholder              (800,000)             -
  Principal payments on long-term debt and
    obligations under capital leases               (1,077,653)       (1,653,826)
  Payment of dividends on preferred stock              25,404)             -

            Net cash used in financing
              activities                             6,725,199       (1,403,826)

Effect of exchange rate changes on cash                (58,747)         (27,549)

Net increase (decrease) in cash and cash equivalents 7,100,344          931,402

Cash and cash equivalents at beginning of period       338,436          170,636

Cash and cash equivalents at end of period          $7,438,780       $1,102,039



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1997

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months then ended and cash flows for the six months then ended.

     Certain reclassifications of amounts in the condensed consolidated financial statements have been made to reflect comparability.

(2) This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

 (3) For financial reporting purposes, income (loss) before income taxes for the three and six months ended June 30, 1997 and 1996, includes the following components:

                                Three months              Six months
                                ended June 30,           ended June 30,
    Pretax income (loss):   1997         1996         1997          1996
    United States           $  (78,654)  $ (292,277)  $(149,987)    $ (472,981)
    Foreign                     87,244       64,457     229,075        334,773

                            $    8,590     (227,820)  $  79,088     $ (138,208)

The provision for income tax expense is attributable to earnings from foreign operations.

(1) Income (loss) per share is based on net income (loss) less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Common stock equivalents outstanding are calculated for stock options and warrants using the treasury stock method. Fully diluted per share amounts are not materially different from primary per share amounts.

(1) The Company called its Series AA Preferred Stock on June 30, 1997. All preferred shares were converted to Common Stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenue of $2,771,850 and $5,473,698 for the three and six months ended June 30, 1997, respectively. This compares to revenue of $2,375,601 and $4,719,718 for the comparable periods in 1996. The Company reported net losses of $23,403 and $4,913 for the three and six months ended June 30, 1997 after reporting net losses of $251,456 and $260,969 for the same periods in 1996. The increase in revenue in 1997 is attributable mainly to additional computer services revenues generated in North America associated with millennium consulting. Revenue recorded for the three and six months ended June 30, 1997 by the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys") was comparable to the revenue recorded for the same periods in 1996.

Consolidated service revenue increased $396,249 and $753,980 for the three and six month periods ended June 30, 1997 when compared to the same periods in 1996. Twinsys accounted for approximately 65% and 60% of consolidated service revenue, respectively, for these periods in 1997. It is expected that the percentage of the Company's consolidated service revenue generated by Twinsys will continue to decrease during 1997 due to the anticipated continued growth of revenues from millennium and outsourcing services in North America. The overall development of the millennium services market in Europe is slower than in North America. Revenue from millennium service contracts totaled approximately 50% of the Company's North American revenues recorded for the three month period ended June 30, 1997. The Company currently has both outsourcing and millennium service contracts in process in North America.

The Company's operating expenses increased to $2,758,867 from $2,406,152 and $5,202,605 from $4,500,747 for the three and six months ended June 30, 1997 when compared to the same periods in 1996, respectively. Operating expenses for North American operations increased approximately 52% for the three months ended June 30, 1997 and 37% for the six months ended June 30, 1997 when compared to the same periods in 1996. These increases reflect (i) significant growth in the Company's technical and direct marketing staffs in anticipation of increased demand for millennium and outsourcing services, (ii) expenditures associated with the Company's new compliance testing center that was established in April, and (iii) increases in expenditures for advertising, promotions, and trade shows both in North America and Europe regarding Year 2000 and other computer services offerings. Operating expenses as a percentage of total revenues are expected to increase over the last half of 1997 as the Company continues to add key personnel, facilities and equipment to meet the expected demand for millennium services.

The Company's selling, general and administrative expenses for the three and six month periods ended June 30, 1997 increased approximately 48% and 15%, respectively, when compared to the same periods last year. Following the completion of its public offering of Common Stock on March 31, 1997, the Company incurred increases in professional fees and other expenses related to investor relations services, stock market listing, and similar post-offering matters.

Interest expense totaled $104,269 and $276,283 for the three and six months ended June 30, 1997, respectively, as compared to $202,232 and $363,939 for the same periods last year. Interest expense is related mainly to capital leases for computer equipment. The reduction is attributable to a pay down in capital lease obligations and the repayment of a stockholder loan from the offering proceeds received during the first quarter of 1997.

The provision for income taxes totaled $84,001 and $122,761 for the six month periods ended June 30, 1997 and 1996, respectively. These amounts reflect French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital totaling $6,295,968. In March 1997, the Company completed a public offering of its Common Stock that raised $8,528,256, net of offering expenses. The Company has used a portion of these offering proceeds to repay an $800,000 stockholder loan and to pay certain accounts payable, accrued expenses, and other current liabilities. The Company has also used offering proceeds to add marketing staff, project managers, and technical personnel in anticipation of the increased demand for millennium services during the next several months. In addition, the Company plans to use offering proceeds to establish and equip regional testing facilities as Year 2000 conversion projects enter the implementation phase. The Company established one such facility in North America during April 1997. The Company has plans to assist in the initial capitalization and financing of efforts to establish a presence in Europe for millennium services as well as Euro currency conversion services.

Pending use for working capital needs, the Company has converted a portion of the net offering proceeds in short-term, investment-grade, interest-bearing securities.

The Company called its Series AA Preferred Stock at June 30, 1997. The holders of all preferred shares elected to convert their Preferred to Common Stock. Therefore, no cash outlay was required in the call of these shares.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities.

On June 9, 1997, the Company called for redemption effective June 30, 1997, all 64,546 outstanding shares of its Series AA Preferred Stock ("Series AA Shares"). In lieu of redemption, all of the holders of the Series AA Shares elected to convert each of their Series AA Shares into 4 shares of Common Stock. In the conversion, the Company issued 258,184 shares of Common Stock as of June 30, 1997, and relied upon the exemption from registration pursuant to
Section 3(a)(9) of the Securities Act of 1933.

The Company engaged Innovative Research Associates, Inc. ("IRA") as of April 1, 1997, to provide certain consulting services in connection with Strategia's efforts to disseminate information about the Company and its business to the United States public securities markets. The compensation for services to be rendered by IRA includes an option to purchase 25,000 shares of Common Stock at a price of $8.90 per share, exercisable at any time through April 1, 1998. The price of the Common Stock at the close of business on April 1, 1997 was $8.75. The option contains customary provisions to prevent dilution in the event of stock splits, stock dividends and other changes to the Common Stock. The option was issued in reliance upon the exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933.

The Company engaged RAIFINANZ AG, Zurich, Switzerland ("RAI"), as of May 1, 1997, to provide certain consulting services in connection with Strategia's efforts to disseminate information about the Company and its business to current shareholders and other interested parties in Europe. The compensation for services to be rendered by RAI includes an option to purchase 90,000 shares of Common Stock at a price of $8.30 per share, exercisable at any time through January 1, 1998. The price of the Common Stock at the close of business on May 1, 1997 was $7.50. The option contains customary provisions to prevent dilution in the event of stock splits, stock dividends and other changes to the Common Stock. The option was issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

During the second quarter, the Company granted employee stock options to purchase a total of 115,000 shares of Common Stock to eight employees under the terms of its 1988 Stock Option Plan. The exercise price of the options granted under the Plan is the market price of the Common Stock on the date of the grant, and ranged from $8.00 to $15.625 per share for the options granted during the quarter. Options to purchase 10,000 shares at an exercise price of $7.25 were issued to one employee during the first quarter. The Plan also provided for an automatic grant of options to purchase 500 shares at $12.50 per share as of May 15, 1997, to each of the Company's two nonemployee directors. The options are subject to vesting and certain other conditions set forth in the Plan. The options granted under the Plan were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


                                        STRATEGIA CORPORATION


Date:         August 13, 1997             By:  \s\  Richard W. Smith
                                              Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                    Title                      Date
\s\ Richard W. Smith                 President and Director     August 13, 1997
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
