Form 10QSB
period 1997-09-30
STRATEGIA CORP
filed 1997-11-10
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X]    QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended             September 30, 1997

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


    10301 Linn Station Road, P.O. Box 37144, Louisville, KY 40233-
7144
        (Address of principal executive offices)            (Zip
Code)

Registrant's telephone number, including area code        502-426-
3434


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,664,893.

                               STRATEGIA CORPORATION AND
SUBSIDIARIES


Condensed Consolidated Balance Sheets


                                               September 30,
December 31,
                                                     1997
1996
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 6,124,680   $
338,436
  Accounts receivable, net                           1,935,134
1,099,636
  Other current assets                                 347,530
57,738
        Total current assets                         8,407,344
1,495,810


Property and equipment                              19,952,218
18,335,606
  Less accumulated depreciation and amortization    11,282,432
9,851,977
                                                     8,669,786
8,483,629

Other assets                                           373,198
765,971

                                                   $17,450,328
$10,745,410

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   102,260   $
63,008
  Current installments of obligations under
    capital leases                                   1,369,970
1,973,729
  Note payable to stockholder                              -
800,000
  Accounts payable                                     653,198
695,079
  Accrued income taxes                                  34,027
55,196
  Accrued expenses and other current liabilities     2,107,959
896,865

        Total current liabilities                    4,267,414
4,483,877

Long-term debt, excluding current installments       1,054,022
978,598
Obligations under capital leases,
    excluding current installments                     614,705
1,705,724
Customers' deposits                                     40,767
54,117
Deferred revenue                                     1,649,230
1,072,469
Deferred income taxes                                  330,484
378,312

        Total liabilities                            7,956,622
8,673,097

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:

Series AA Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 0 shares at September 30, 1997
    and 64,546 shares at December 31, 1996                 -
645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,664,893 shares at September 30, 1997 and
    3,038,885 shares at December 31, 1996           13,621,276
4,386,834
  Accumulated deficit                               (3,966,897)
(2,938,423)
  Foreign currency translation                        (160,673)
(21,558)

        Total stockholders' equity                   9,493,706
2,072,313

                                                   $17,450,328
$10,745,410


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended   Nine Months
Ended
                                   September 30,     September 30,
                               1997          1996   1997
1996

Service revenues             $2,567,650   $2,287,694   $8,041,348
$7,007,412

Operating expenses:
  Cost of services             2,780,422   1,850,530    6,688,833
5,223,215
  Selling, general and
    administrative expenses      811,501     636,465    2,105,695
1,764,527
                               3,591,923   2,486,995    8,794,528
6,987,742
     Operating income (loss)  (1,024,273)   (199,301)    (753,180)
19,670

Other income (expense):
  Interest expense              (107,548)   (123,616)    (383,831)
(487,555)
  Other                          167,476       7,574      251,754
14,334
                                  59,928    (116,042)    (132,077)
(473,221)

      Loss before
        income taxes          $ (964,345)  $(315,343)  $ (885,257)
$ (453,551)

Provision for income taxes        33,812      23,636      117,813
129,723

  Net loss                    $ (998,157)  $(322,305) $(1,003,070)
$ (583,274)

Net loss per share
  of common stock             $    (0.21)  $   (0.13) $     (0.25)
$    (0.25)

Weighted average number
  of common shares
  outstanding                  4,664,715   2,535,320    4,070,425
2,523,790



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND
SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                Series AA                               Foreign
                Preferred      Common     Accumulated   Currency
                  Stock        Stock        Deficit    Translation
Total
              Balance at
  December 31,
  1996          $   645,460  $ 4,386,834  $(2,938,423)  $ (21,558)
$ 2,072,313

Issuance of
  1,366,000
  shares of
  Common Stock,
  Net of
  offering costs        -      8,583,256          -           -
8,583,256

Net income for
  three months
  ended March
  31, 1997              -            -         18,490         -
18,490

Payments of
  dividends             -            -        (12,731)        -
(12,731)

Translation
  adjustment at
  March 31, 1997         -            -           -       (84,005)
(84,005)

Balance at March
  31, 1997           645,460   12,970,090   (2,932,664)  (105,563)
10,557,323

Conversion of
  Series AA
  Preferred Stock   (645,460)     645,460          -          -
-

Net loss for
  Three months ended
  June 30, 1997          -            -        (23,403)       -
(23,403)

Payments of
  Dividends              -            -        (12,673)       -
(12,673)

Translation
  adjustment at
  June 30, 1997          -            -            -      (42,763)
(42,763)

Balance at June
  30, 1997        $      -    $13,615,550  $(2,968,740) $(148,326)
$10,498,484


Net loss for
  Three months ended
  September 30, 1997     -            -       (998,157)       -
(998,157)

Translation
  adjustment at
  September 30, 1997     -            -            -      (12,347)
(12,347)

Adjustment for final
  offering costs         -          5,726          -          -
5,726

Balance at September
  30, 1997        $      -    $13,621,276  $(3,966,897) $(160,673)
$ 9,493,706


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND
SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                   Nine Months
Ended
                                                      September
30,
                                                  1997
1996
Cash flows from operating activities:
  Net loss                                        $(1,003,070)
$ (583,274)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                 1,955,862
1,960,793
      Deferred income taxes                               -
15,033
      Other                                             6,325
(2,244)
    Change in operating assets and liabilities:
      Accounts receivable                            (980,990)
(562,409)
      Other current assets                           (293,455)
340,701
      Accounts payable                                (16,967)
78,879
      Accrued expenses                              1,317,000
298,222
      Accrued income taxes                            (12,662)
(21,590)
Increase (decrease) in other assets                    323,626
(329,878)
    Increase in deferred revenue                      758,971
1,099,577
    Increase (decrease) in customers' deposits          3,161
(13,110)

         Net cash provided by operating activities  2,057,801
2,280,700

Cash flows from investing activities:
  Acquisition of property and equipment            (1,625,985)
(308,713)

         Net cash used in investing activities     (1,625,985)
(308,713)

Cash flows from financing activities:
  Proceeds from sale of common stock, net            8,533,982
1,200,000
  Proceeds from bank line of credit                    100,000
250,000
  Payment of note payable to stockholder              (800,000)
-
  Principal payments on long-term debt and
    obligations under capital leases                (2,417,856)
(2,192,452)
  Payment of dividends on preferred stock              (25,404)
(13,015)

            Net cash provided by (used in) financing
              activities                             5,390,722
(755,467)

Effect of exchange rate changes on cash                (36,294)
(22,903)

Net increase in cash and cash equivalents 5,786,244
1,193,617

Cash and cash equivalents at beginning of period       338,436
170,636

Cash and cash equivalents at end of period          $6,124,680
$1,364,253



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND
SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1997

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months then ended and cash flows for the nine months then ended.

     Certain reclassifications of amounts in the condensed consolidated financial statements have been made to reflect comparability.

(2) This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual
Report on Form 10-KSB for the period ended December 31, 1996.

 (3) For financial reporting purposes, loss before income taxes for the three and nine months ended September 30, 1997 and 1996, includes the following components:

                                Three months             Nine
months
                             ended September 30,      ended
September 30,
    Pretax income (loss):   1997         1996         1997
1996
    United States          $(1,056,549)  $ (334,329)  $(1,206,536)
$(807,310)
    Foreign                     92,204       18,986       321,279
353,759

                            $ (964,345)    (315,343)    $ 885,257
$(453,551)

The provision for income tax expense is attributable to earnings from foreign operations.

(4) Income (loss) per share is based on net income (loss) less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Common stock equivalents outstanding are calculated for stock options and warrants using the treasury stock method. Fully diluted per share amounts are not materially different from primary per share amounts.

(5)  The Company called its Series AA Preferred Stock on June 30,
  All preferred shares were converted to Common Stock.

(6) Generally, revenues related to Year 2000 engagements are recognized on a percentage of completion basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS

This quarterly report contains forward -looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, factors described in the narrative below or under the caption "Certain Factors That May Affect Future
Results."

Results of Operations

The Company reported revenue of $2,567,650 and $8,041,348 for the three and nine months ended September 30, 1997, respectively. This compares to revenue of $2,287,694 and $7,007,412 for the comparable periods in 1996. The Company reported net losses of $998,157 and $1,003,070 for the three and nine months ended September 30, 1997 after reporting net losses of $322,305 and $583,274 for the same periods in 1996.

The  losses  incurred by the Company during the third quarter  and the year to date reflect the early stage of development of the Year 2000 business, generally. To establish its presence in the growing Year 2000 market and to be in a position to bid for contracts, the Company has added technical, marketing and support staff and otherwise devoted substantial financial resources to build infrastructure to support growth in the volume of business
expected  to  develop  in  the coming two  years.   The  Company's
quarterly  revenues  during the year have  been  affected  by  the
number  and  timing of its Year 2000 contracts  in  process.   The
Company entered into three Year 2000 contracts during the first half of 1997 and numerous other contracts since September 1, 1997, and currently has many proposals pending. During the first nine months of 1997, the number of contracts in process has been limited, and events that have affected the timing of revenue generated under specific contracts have resulted in significant variations in quarterly revenue. Factors contributing to the delay of the Company's generation of revenues during the third quarter include the limited number of contracts in  process,  delays in procuring new contracts  due  to  customer
unfamiliarity   with  evolving  industry  norms  for   Year   2000
contracts,   customers'  need  for  special  budgeting  approvals,
changing degrees of involvement by in-house customer personnel, technical issues, and other similar factors attributable to the
unique nature and potential impact of the Year 2000 problem.   The
Company   expects  Year  2000  services  to  make   a   meaningful
contribution to revenues during the fourth quarter. The impact of delays in revenue generation from specific contracts will diminish as the number of contracts in process continues to increase.

Consolidated service revenue increased $279,956 and $1,033,936 for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. Most of the revenue growth occurred during the first two quarters of 1997 when the Company began its first Year 2000 service engagements. Revenue from Year 2000 service contracts totaled approximately 30% of the Company's North American revenues recorded for the nine months ended September 30, 1997.

The Company's foreign subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys") accounted for approximately 75% and 65% of consolidated service revenue, respectively, for the three and nine month periods ended September 30, 1997. Revenue recorded by Twinsys for the three and nine months ended September 30, 1997 was comparable to the revenue recorded for the same periods in 1996. It is expected that the percentage of the Company's consolidated service revenue generated by Twinsys will continue to decrease over the next year due to the anticipated growth of revenues from Year 2000 and outsourcing services in
North America. The Year 2000 services market is expected to develop more slowly in Europe than in North America. The Company currently has outsourcing contracts in process in North America and Year 2000 service contracts in process in both North America and Europe.

The Company's operating expenses increased to $3,591,923 from $2,486,995 and $8,794,528 from $6,987,742 for the three and nine months ended September 30, 1997 when compared to the same periods in 1996, respectively. Operating expenses have increased during 1997 as the Company develops the infrastructure required to support anticipated increases in demand for Year 2000 services. The changes include (i) significant growth in the Company's technical and direct marketing staffs in both North America and Europe, (ii) establishment of a subsidiary to provide Year 2000 services in Europe, (iii) establishment of the Company's first compliance testing center in North America, and (iv) increases in advertising, promotions, and participation in trade shows both in North America and Europe relating to Year 2000 and other computer services offerings. Operating expenses, in absolute dollars, are expected to increase for the remainder of 1997 as the Company continues to add key personnel, facilities and equipment to meet the expected demand for Year 2000 services. The Company expects to achieve its targeted level of staffing for Year 2000 projects by the first quarter of 1998. Further additions to its staff and equipment will only be made in response to greater demand for the Company's services. Operating expenses as a percentage of revenue should begin to gradually decrease from current levels during the fourth quarter of 1997.

The Company's selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 increased approximately 28% and 19%, respectively, compared to the same periods in 1996. Following the completion of a public stock offering on March 31, 1997, the Company incurred increases in professional fees and other expenses related to investor relations services, stock market listing, and similar post-offering matters.

Interest expense totaled $107,548 and $383,831 for the three and nine months ended September 30, 1997, respectively, as compared to $123,616 and $487,555 for the same periods last year. Interest expense is related mainly to capital leases for computer equipment. The reduction is attributable to a pay down in capital lease obligations and the repayment of a stockholder loan from the offering proceeds received during the first quarter of 1997.

The provision for income taxes totaled $117,813 and $129,723 for the nine month periods ended September 30, 1997 and 1996, respectively. These amounts reflect French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses, but these losses are available to offset any future U.S. taxable income.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital totaling $4,139,930. In March 1997, the Company completed a public stock offering that raised $8,528,256, net of offering expenses. The Company has used a portion of these offering proceeds to repay an $800,000 stockholder loan and to pay certain accounts payable, accrued expenses, and other current liabilities. The Company has also used offering proceeds to add marketing staff, project managers, and technical personnel in North America and Europe in anticipation of the increased demand for millennium services during the next several months. In addition, the Company plans to use offering proceeds to establish and equip regional testing facilities as Year 2000 conversion projects enter the implementation phase. The Company established one such facility in North America during the second quarter of 1997, and expended funds to capitalize and finance a new subsidiary based in Paris, France that will provide Year 2000 and Euro currency conversion services.

Pending use for working capital needs, the Company maintains funds raised in its stock offering in short-term, investment-grade, interest-bearing securities. The Company believes it has adequate capital resources to support its cash requirements for the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS:

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented by management from time to time.

The Company has experienced and expects to experience fluctuations in its quarterly results. A variety of factors influence the level of the Company's revenues in a particular quarter, including the number, requirements, and nature of projects, changes during the course of projects that may impact the timing and current scope of work in progress, general economic conditions that may influence decisions by clients and potential clients to invest in or replace their information systems, decisions by management to rely on in-house information technology personnel for some or all of a client's or a potential client's information systems projects, the ability of certain clients to terminate their engagements without penalty, competition for engagements, and other factors, many of which are beyond the Company's control. A significant portion of the Company's current expense structure does not vary in relation to the Company's level of revenues. If revenues for a particular quarter do not meet expectations, operating results will be adversely affected. Gross margins will vary based upon a number of factors including employee utilization rates as well as the type and number of millennium engagements performed by the Company during a particular period. The Company bids a number of Year 2000 projects on a fixed fee basis. Because the provision of Year 2000 services is a new industry, there is a greater risk on any project that the amount bid will not provide the anticipated level of profit.

The Company also believes that its future success will depend in large part on its ability to continue to attract and retain highly-skilled technical and management personnel. There can be no assurance that the Company will be able to attract and obtain qualified personnel needed for the development of its business.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities.

During the third quarter, the Company granted employee stock options to purchase a total of 129,000 shares of Common Stock to 29 employees under the terms of its 1988 Stock Option Plan.
  The exercise price of the options granted under the Plan is the market price of the Common Stock on the date of the grant, and ranged from $8.00 to $14.625 per share for the options granted during the quarter. The options are subject to vesting and certain other conditions set forth in the Plan.
  The options granted under the Plan were issued in reliance upon the exemption from registration pursuant to Section 4 (2)
 of the Securities Act of 1933.

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


                                        STRATEGIA CORPORATION


Date:        November 10, 1997             By:  \s\  Richard W.
Smith
                                              Richard W. Smith,
President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                    Title
Date
\s\ Richard W. Smith                 President and Director
November 10, 1997
Richard W. Smith                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)
