Form 10KSB
period 1997-12-31
STRATEGIA CORP
filed 1998-03-31
CIK 797221

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997.


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number 0-21662

                            STRATEGIA CORPORATION
             (Exact name of registrant as specified in its charter)

           Kentucky                                         61-1064606
   (State or other jurisdiction of                  (I.R.S. Identification No.)
Employer incorporation or organization)

Two Paragon Center, Suite 400
6040 Dutchman's Lane
Louisville, Kentucky                                            40205-3271
(Address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code:  (502)426-3434

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998:
  Common stock -- $22,875,915.

The number of shares of the registrant's common stock outstanding as of March 27, 1998 -- 4,667,667 shares.

                                REFERENCE

Portions of the Corporation's Definitive Proxy Statement is incorporated by reference into Part III of this Form 10-KSB.


                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth in "Item 1. Description of Business" and in "Item 6. Management's Discussion and Analysis" of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, those set forth under "Certain Factors That May Affect Future Results" and in other sections of "Item 1. Description of Business" and in "Item 6.-- Management's Discussion and Analysis."

GENERAL

     Strategia Corporation ("Strategia" or the "Company") provides disaster recovery, consulting, information processing and outsourcing services to users of large-scale computer systems in North America and Europe. Since 1984 the Company has specialized in assisting business organizations and government agencies prepare for and avert the consequences of unknown, unplanned interruptions in data processing. The Company has provided its services to more than 200 large and medium-sized organizations in diverse industries. During the next several years the Company expects to devote substantial resources to assisting clients in preparing for and implementing the conversion of their computer and other systems to allow those systems to function without interruption on and after January 1, 2000. The problem these systems may have processing the change in century is often referred to as the "Year 2000 problem."

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

     Millennium services, which assist a client to assess the magnitude of its Year 2000 problem and convert its applications to function without disruption in 2000, represent a natural extension of the Company's historical contingency planning and information processing services. The Company believes the expertise and familiarity with client systems that it expects to develop through Year 2000 conversions would strengthen its capability to provide outsourcing, application and systems reengineering, and other information management services after 2000.


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

     The extensive reliance of large business and government organizations upon computer-based information systems may make it essential for business and government organizations to assess and resolve their Year 2000 problem within the next two years to continue critical functions without interruption. Many organizations will be required to analyze and modify their current systems because it is unlikely that they can abandon substantial portions of their current systems and complete the transition to new Year 2000-compliant computer systems in the limited time remaining. In addition to problems arising in its own systems, an organization may be indirectly affected by the date-dependent computer programs and databases used by other organizations. For example, suppliers may have software applications that are directly integrated with a retailer's information processing applications.

     The Year 2000 problem is not limited to mainframe computers. Mid range and personal computers are also susceptible. In addition, there are many medical, industrial and infrastructure devices which have embedded chip technology that utilize dates for ensuring proper maintenance and other purposes. These devices may also fail when the date changes centuries. The effect of failure of these devices could range from inconveniences (e.g., an elevator in a building might not function properly) to disastrous (e.g., a process in a petro chemical plant may go awry causing an explosion)."

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

     The Company provides contingency planning consulting services to North American and European organizations of various sizes, in diverse industries and using a wide variety of computer systems. The Company also provides alternate site processing to users of large-scale Bull and IBM computer systems in North America, and Twinsys offers the same service to users of Bull and Unix-based systems in Europe. Although the number of Bull installations in North America is diminishing, the number is much greater in Europe, where the Company believes significant opportunities remain. The Company believes that its knowledge of client systems and applications gained in providing contingency planning and back-up services, as well as the Company's reputation for customer service, provide valuable advantages in marketing millennium and outsourcing services.

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

     The Company believes that during the next several years, organizations using Bull computers in North America will continue to consider other information processing arrangements in response to changing technologies and limitations on financial and human resources. These could include migrating to new technologies, reengineering customized mainframe operating systems and applications to operate on open systems, or turning over the operation of the legacy Bull systems to an outsourcer, either permanently or during migration to a newer technology. This anticipated trend may present an opportunity for the Company to shift its focus in the North American Bull market from providing lower margin computer backup services to higher margin outsourcing services.

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

COMPANY SERVICES

MILLENNIUM SERVICES

     The Company's millennium services include identification and analysis of the magnitude of a client's potential Year 2000 problem, conversion of software date fields, and testing the performance of the converted software at the Company's data centers. The Company offers these services separately or together for organizations that prefer a turnkey solution for their entire Year 2000 project.

     IMPACT AND ALTERNATIVES ANALYSIS. The impact and alternatives analysis is intended to give senior management a clearer understanding of the organization's operational and financial risks in order to make informed decisions about resolution. The impact and alternatives assessment initially identifies critical planning issues such as lead times, technology and personnel requirements, and estimated costs. The Company's consultants then work with the organization's technical personnel to analyze the organization's operating systems, utilities, third party products, and network environments in order to identify exposures and assess alternatives for each application. The analysis addresses the Year 2000 issues and risks specific to the organization, including the importance of certain business applications, related liabilities, and costs and benefits of various Year 2000 compliance alternatives.

     MAGNITUDE ASSESSMENT. The Company conducts a detailed analysis of an organization's application portfolio, data, and application interfaces in order to permit selection of the optimal conversion strategy for the organization. The process involves preliminary identification of date fields, data, and program source codes requiring modification; examination of interdependencies of applications, platforms and standards; evaluation of potential problems arising from inconsistent data definitions and field naming conventions, the use of multiple synonyms and hard coded date values; and the development of appropriate conversion techniques. The analysis describes the number of applications affected, states an estimated total lines of code to be converted, and estimates the hours, computer hardware, software, and personnel necessary to complete the conversion. In appropriate circumstances, the Company may subcontract with another vendor, probably one having developed a proprietary software tool, for all or a portion of this assessment.

     CODE CONVERSION. First, the Company assists the organization to develop a comprehensive conversion plan. The plan prioritizes the conversion sequence, defines the conversion approach, and directs critical elements of the conversion such as unit testing, bridging converted applications to non-converted applications, and managing changes. Second, all programs and data are systematically converted according to the plan. Following the conversion, the converted code is validated. The Company may contract to provide some but not all of these services depending on each customer's needs.

     The Company intends to execute conversion projects through its internal conversion capabilities and through arrangements with third party conversion specialists, depending on the type of code to be renovated, the relative costs, risks, availability and other factors. Conversion will be performed using automated conversion software whenever possible.

     Since the Year 2000 problem has become the subject of serious management planning, several software tools that can be used in such conversion have been developed. The Company has evaluated several of these tools and is actively using a number of them in existing engagements. However, in certain circumstances, tools may prove to be inadequate or third party conversion specialists may be unavailable. Accordingly, there can be no assurance that the Company will not have to resort, to an extent not now contemplated, to manual conversion processes.

     EMBEDDED CHIP AND PERSONAL COMPUTERS. The Company offers consulting services to assist its clients to identify Year 2000 issues with embedded chips and personal computers and to develop remediation and testing plans to address the issues.

     COMPLIANCE TESTING. Industry analysts as well as federal banking and securities regulatory agencies have publicly emphasized the importance of adequate testing of Year 2000 conversions because of the need to have compliant systems operating no later than January 1, 2000. The number and complexity of interrelated applications typically involved in a business or government organization's information system, as well as the critical nature of a substantial number of these applications to the conduct of the business or government function, increase the importance of thorough testing before the organization relies on converted applications. The Company believes that few millennium service providers have the capacity or capability to provide full application testing, much less full data center load testing. Consultants frequently rely on the client's staff to supplement their lack of experience in the operation of large data centers, large and complex applications systems, and advanced telecommunications networks. These providers may depend on the client to conduct full-system testing of the modified code. However, most organizations operate their large data centers at near 100% capacity and with the smallest possible staffing, so they may not have the time, the excess computer capacity or the staff necessary to adequately test their conversions under realistic operating conditions. These constraints may also force an organization to attempt to convert, test, and reintegrate only a portion of its applications at a time. This "piecemeal" approach significantly extends the length of a conversion project. It may also require the time-consuming design and construction of "bridge" programs to coordinate converted and unconverted applications, which may interfere with the day-to-day functioning of the organization's critical systems.

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

     The Company's testing services will be offered both as part of a comprehensive conversion project, as well as a separate service. Potential clients for testing services include millennium consultants with limited testing capability as well as organizations that undertake their own in-house conversion projects. In 1997, the Company opened a Year 2000 code renovation and compliance testing center in Shelbyville, Kentucky. Depending on demand for testing services, the Company may establish temporary testing centers in several metropolitan areas dedicated exclusively to testing. The Company's testing centers will be located in temporary facilities and will operate readily available used computer equipment, which the Company's current staff will install and maintain.

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

     Alternate site processing subscribers are entitled, in the event of a disaster, to immediate use of the Company's IBM, Bull or Unix-based computer systems together with all required peripheral, communications, and support equipment. Use of certain peripheral and support systems and office space is included in the basic service level, and additional peripheral equipment is available at higher levels of service at additional cost. If a disaster occurs, the client may process at the hot site for specified periods. Pricing levels of client contracts depend on the amount of capacity on the large-scale Bull, IBM, and UNIX computers to be made available to the customer and the particular configuration of the peripheral and communications equipment needed. Subscribers are also entitled to a certain amount of testing time at the Company's hot sites where the Company's technical personnel work with the client's information services staff to ensure the compatibility of the organization's applications with the back-up system under various disaster scenarios.

OUTSOURCING

     The Company provides data center outsourcing to users of Bull and IBM computer systems in North America from its Louisville, Kentucky data center. Depending on client preferences, the Company can operate a client's older "legacy" computer systems on a permanent basis or during a transition to a new computing platform. The Company can also provide temporary capacity during seasonal peak load periods (for example, for a retailer during the holiday shopping season). The Company can also assume other information management functions that organizations may elect to outsource. Systems re-engineering, for example, converts applications developed internally for a legacy system for use in more versatile "open systems." If its client base grows sufficiently, the Company plans to operate one or more data centers dedicated exclusively to outsourcing, which can be equipped with readily available used equipment and opened in a relatively short period.

     The Company completed its first data center outsourcing contract in the second quarter of 1996. This contract has since expired. Two new outsourcing contracts commenced during 1997. Both of these contracts are for transitional periods and are expected to expire in 1998 or 1999. The Company intends to continue to pursue opportunities in this area.

SALES AND MARKETING

     The Company currently maintains marketing personnel in both North America and Europe. In North America the Company has adopted a unified marketing structure in which each marketing representative sells all of the Company's services. These representatives are backed by various technical specialists who provide support related to each of the services. This approach supports cross selling opportunities and account control. In Europe, marketing is divided between millennium services and the other services. The Company intends to explore combining these two functions.

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

     As part of its millennium services marketing strategy, the Company emphasizes two advantages. First, the Company has the capacity to execute all phases of a client's Year 2000 project, including the critical testing phase that few other millennium consultants can provide. Second, the methodology for designing and implementing a plan for resolving the Year 2000 problem is substantially similar to the methodology historically used by the Company to plan for unanticipated interruptions of information processing.

     The Company intends to continue to focus on both (i) its historical base of clients and (ii) industries such as insurance, financial services, health care, government and education, which are already encountering Year 2000 problems and have committed funding for a resolution. The Company plans to capitalize on its familiarity with the computing environment of these industries and the relationships it has established in providing contingency planning services to insurance, financial services, health care, and educational clients to obtain millennium and outsourcing business. The Company has also identified, and intends to continue to identify, potential sources of customer referrals such as conversion tool vendors, consultants, purchasing groups and others. The Company intends to cultivate relationships with these sources in order to develop business from referrals.

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

CLIENTS

     The largest group of the Company's clients are business organizations that operate large scale Bull computer systems. The Company's IBM clients are generally medium to large business organizations that back up a limited number of critical data processing functions. The Company has also prepared and updated contingency plans for several clients since its inception. Twinsys' customer base includes multi-divisional corporations, regional financial institutions, and national and local government agencies, which generally operate large data centers. The Company's millennium services customers are a diverse group that include among others, governmental entities and business organizations in healthcare, utilities, manufacturing, education, retailing and other areas.

     During 1996 and 1997 the Company and its subsidiaries provided services to approximately 190 clients. During 1997, France Telecom and its affiliated divisions, together accounted for approximately $2,516,000, or 23%, of the Company's consolidated revenue. The Company's ten largest clients in 1997 accounted for approximately 48% of revenue. Most of the Company's contracts with its alternate site processing clients are for multi-year terms. The loss of any of the Company's major clients could materially or adversely affect its business, operating results and financial condition.

COMPETITION

     The markets for the Company's computer services are highly competitive. The primary competitive factors are availability of equipment and facilities, price, service, the expertise and experience of the provider's personnel, and the ability of such personnel to provide the skills and knowledge necessary to solve information processing problems. The Company believes that its emphasis on customer service, its experience in contingency planning and data center operations, and, with respect to millennium services, its ability to offer end to end solutions including the critical testing component, may distinguish its services from those of its competitors.

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

     Many of the Company's competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources than the Company. With respect to consulting services, and millennium services in particular, there are no significant proprietary or other barriers to entry into the business other than the need for technical expertise. As a result, there can be no assurance that competitors will not develop methodologies that gain more market acceptance than the Company's methodology. Entry into disaster recovery services and data center outsourcing involves the acquisition of substantial amounts of computer hardware to equip data centers plus the technical expertise to operate large scale computer systems, which reduces the likelihood that new competitors will enter these fields.

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

PERSONNEL

     As of December 31, 1997, the Company had 74 full-time employees in its North American operations, including 16 persons in marketing, 42 persons on its consulting and technical staff, and 16 persons in management and administration. The Company had 24 full-time employees in its European operations in Paris, France. These employees include 6 persons in marketing, 13 persons on its technical staff, and 5 persons in management and administration.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented by management from time to time.

     VARIATION IN RESULTS. The Company has experienced and expects to experience fluctuations in its quarterly results. A variety of factors influence the level of the Company's revenues in a particular quarter, including the number, requirements, and nature of projects, changes during the course of projects that may impact the timing and current scope of work in progress, general economic conditions that may influence decisions by clients and potential clients to invest in or replace their information systems, decisions by management to rely on in-house information technology personnel for some or all of a client's or a potential client's information systems projects, the ability of certain clients to terminate their engagements without penalty, competition for engagements, and other factors, many of which are beyond the Company's control. A significant portion of the Company's current expense structure does not vary in relation to the Company's level of revenues. If revenues for a particular quarter do not meet expectations, operating results will be adversely affected. Gross margins will vary based upon a number of factors including employee utilization rates as well as the type and number of millennium engagements performed by the Company during a particular period. The Company bids a number of Year 2000 projects on a fixed fee basis. Because the provision of Year 2000 services is a new industry, there is a greater risk on any project that the amount bid will not provide the anticipated level of profit.

     EXPANSION OF SERVICES; CONTRACTION OF HISTORICAL BUSINESS BASE. The Company has sought to expand the range of computer services it can offer to customers in recent years, as the market for its historical business has contracted. For more than a decade, the Company has been the leading provider of computer backup services to users of Bull computer systems in North America. However, the number of large Bull data centers in North America has decreased from approximately 700 in 1986 to less than 100 in 1997, largely due to the "migration" of data center operators from Bull systems to other computer systems. In addition, in 1994 an affiliate of Groupe Bull began offering computer backup services in North America, which has reduced the Company's margins on its backup services contracts and resulted in the loss of some Bull back-up customers. As a result of these factors, the Company's revenues from its historical business base have declined significantly in recent years. The Company has offered backup services for certain IBM computer systems since 1992, and began in February 1995 to offer Bull backup services in France, where the number of data centers using Bull computers is much larger than in North America. In 1996, the Company began to market data center outsourcing and millennium services. Demand for millennium services, however, is likely to diminish significantly after 2000. The development of the Company's new computer service offerings is in an early stage, and there can be no assurance that a long-term market will develop for the computer services the Company will offer or, if there is a market for those services, that the Company will develop those services sufficiently to compete in that market. The inability to expand its millennium services business or to develop computer services required by clients after 2000 could materially and adversely affect the Company's business, operating results and financial condition.

     RECENT LOSS AND ACCUMULATED DEFICIT. The Company incurred a loss of $3,132,000 for the year ended December 31, 1997 and had an accumulated deficit of $6,096,000 as of that date. The Company has expended, and expects to continue to expend significant amounts of cash to support marketing and other activities related to the establishment of its millennium services business. See "Item 6. Management's Discussion and Analysis." The chief source of cash during the last twelve months has been net proceeds of approximately $8,600,000 from a public stock offering completed during the first quarter of 1997. The net offering proceeds and revenues under contracts for millennium services and other computer services are expected to meet the Company's capital requirements for at least twelve months. The Company may raise additional capital if necessary (e.g. to support higher than anticipated growth in its Year 2000 business, acquisitions, or potential losses). Because of the various business risks described elsewhere in this discussion of factors that may affect future results, there can be no assurance that the Company will be consistently profitable. See "Item 6. Management's Discussion and Analysis."

     RELATIONSHIP WITH AUTOMATED TOOL VENDORS. The Company's ability to manage large Year 2000 conversion projects will depend on the development of effective automated conversion software tools that can convert large volumes of code without substantial human involvement, and on the Company's having access to such tools. The Company does not intend to develop conversion tools and therefore expects to be dependent on access to effective tools developed by others. The Year 2000 problem of a typical large organization is expected to involve the examination and conversion of millions of lines of computer code. Reliance on manual conversion is not feasible, in the Company's view, if, as expected, most organizations attempt to complete their conversions before January 1, 2000, because demand for qualified programmers would likely exceed the number of available programmers. Should a particular software conversion tool prove to offer significant advantages in cost, speed, and effectiveness of conversion for a specific portion of the Company's clientele, the Company may consider entering into an alliance or other relationship with the tool vendor to ensure access to the tool. If automated conversion tools do not prove to be effective, or if the Company cannot obtain access to effective conversion tools, the Company's capacity to execute conversion projects in a timely manner would be significantly impaired, which would materially and adversely affect its revenues from millennium services. Competitive factors may affect the Company's access to effective automated tools that may be developed for Year 2000 conversions. The Company anticipates that, as new conversion tools are developed, computer services vendors will compete to establish relationships with tool vendors that could limit the availability of a particularly effective conversion tool. There can be no assurance that the Company will have access to conversion tools necessary to carry out its millennium services strategy.

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

     UNCERTAIN AND UNDEVELOPED MARKET FOR MILLENNIUM SERVICES. Millennium services are expected to represent a significant portion of the Company's business for the next two to three years. Although the Company believes that the market for millennium services will grow significantly as the Year 2000 approaches, there can be no assurance that this market will develop to the extent anticipated by the Company, or at all. Significant expenses for sales and marketing may be required to inform the public of the need for millennium services, and there can be no assurance that the potential clients will understand or acknowledge the Year 2000 problem. In addition, affected companies may not be willing or able to allocate the resources, financial or otherwise, to address the problem in a timely manner. Many companies may be able to resolve the problem using internal staff, by discontinuing the use of some older programs, or by replacing existing systems with new, Year 2000 compliant systems. Due to these factors, development of the market for millennium services is uncertain and unpredictable. If the market for millennium services fails to grow, or grows more slowly than anticipated, the Company's business, operating results and financial condition could be materially and adversely affected. See "Item 1. Description of Business-Industry Background-Millennium Services-The Consulting Market."

     COMPETITION. The markets for millennium services and the Company's other computer services are highly competitive. The market for millennium services has become increasingly competitive as the Year 2000 approaches. The primary competitive factors in the computer services industry are availability of equipment and facilities, price, service, the expertise and experience of the provider's personnel and the ability of such personnel to provide the skills and knowledge necessary to solve information processing problems. A large number of companies engaged in the computer services business are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than technical expertise, there are no significant proprietary or other barriers to entry in the consulting services industry, and millennium consulting services in particular, that could keep potential competitors from developing similar services or providing competing services in the Company's market. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not affect its financial performance. See "Item 1. Description of Business-Competition."

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

     CONCENTRATION OF CLIENTS. During 1997, Twinsys' largest client, France Telecom (including several affiliates that contract independently with Twinsys) accounted for approximately $2,516,000, or 23% of the Company's revenue. The Company's ten largest clients in 1997 accounted for approximately 48% of revenue. Most of the Company's contracts with its alternate site processing clients are for multi-year terms. The loss of any of the major clients of the Company could materially and adversely affect the Company's business, operating results and financial condition. See "Item 1. Description of Business-Clients."

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located at Two Paragon Center, Suite 400, 6040 Dutchman's Lane, Louisville, Kentucky. These offices consist of approximately 16,000 square feet and are leased for an initial term of six years. The Company's North American computer center is located at 10301 Linn Station Road, outside Louisville, Kentucky, in a two-story, 27,900 sq. ft. building on approximately two acres, which the Company owns subject to a mortgage. The offices of Twinsys, including its 1,000 square meter computer center, and Strategia Europe are located in leased space in a commercial office building in Paris, France. The current term of the lease expires December 31, 1999. The Company also leases a 28,000 square foot data center in Shelbyville, Kentucky that is expected to be dedicated to Year 2000 code renovation and compliance testing. The initial term of the lease is five years.

     The equipment at the Company's Louisville, Kentucky facility is both owned and leased. The data center contains an IBM 3090-600 class system, four large-scale Bull systems consisting of a DPS 8000/82, a DPS 8000/83, a DPS 90/94 and a DPS 8/70, and two DPS 6 minicomputers. The Company also has various peripherals, support equipment, office furniture, and office equipment. The Company has equipped its Shelbyville, Kentucky facility with readily available used computer equipment.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The 1997 Annual Meeting of the Company's shareholders was held on December 16, 1997. The Company currently has four directors who are elected to a one-year term at each annual meeting. At the 1997 Annual Meeting, the Company's shareholders elected John A. Brenzel, James P. Buren, Richard W. Smith, and John P. Snyder as directors and approved an amendment to the Company's 1988 Stock Option Plan. Voting information with respect to the matters submitted to shareholders is set forth below.



1.  ELECTION OF DIRECTORS.


                    For          Withheld        Abstain    Broker Nonvotes
Mr. Brenzel      3,885,334         5,799           0             0
Mr. Buren        3,885,959         5,174           0             0
Mr. Smith        3,885,334         5,799           0             0
Mr. Snyder       3,885,959         5,174           0             0


2. PROPOSAL TO AMEND THE CORPORATION'S 1988 STOCK OPTION PLAN.


        For               Against             Abstain      Broker Nonvotes
     2,547,837            29,406              9,704        1,304,186


                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Strategia's Common Stock has traded on the American Stock Exchange since August 6, 1997. Prior to that date the Common Stock traded on the over-the-counter market. At March 27, 1998, the Company had approximately 1,159 beneficial owners of the Company's Common Stock. The following table sets forth the quarterly range of high and low closing sale prices per share reported on the American Stock Exchange from August 6, 1997 through December 31, 1997, and the ranges of high and low bid quotations per share from January 1, 1996 through August 5, 1997, according to National Quotation Bureau, Inc. The stock prices listed below have been adjusted to reflect the 1-for-2 reverse stock split of the Common Stock effective July 29, 1996.

                             1997                      1996
     Quarter          High          Low          High          Low
     First           $8.63         $6.50         $2.00        $1.50
     Second          15.75          7.50          5.00         2.00
     Third           15.38         12.75          8.50         3.50
     Fourth          13.75          7.63          8.28         6.00


     The bid and asked quotations prior to August 6, 1997 reflect interdealer quotations without retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions. On March 27, 1998, the closing sale price reported for the Common Stock was $7.75.

     Since its inception in 1984, the Company has not paid any dividends on its Common Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information set forth in "Item 6. Management's Discussion and Analysis" below as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements are set forth in "Item 6. Management's Discussion and Analysis" below and in "Item 1. Description of Business--Certain Factors That May Affect Future Results."

OVERVIEW

     Strategia Corporation provides millennium assessment, code renovation, and testing services, as well as disaster recovery, consulting, information processing and outsourcing services to users of medium- and large-scale computers and others in North America and Europe. Its clients include large and medium-sized organizations, including government agencies, universities, health care providers, financial institutions, manufacturers and telecommunications firms.

     The Company has sought to expand the range of computer services it can offer to customers in recent years, as its historical business has contracted. Since its inception in 1984, the Company has specialized in offering disaster recovery services to operators of large-scale data centers, including alternate site processing for Bull computer systems and contingency planning consulting. However, the number of large data centers using Bull computer systems in North America has decreased from approximately 700 in 1986 to less than 100 in 1997, largely due to the "migration" of data centers to other computer systems. As a result, the Company's revenues from its historical business base in North America have declined in recent years and are expected to decline further in the future. The Company has offered backup services for certain IBM computer systems since 1993, and began in February 1995 to offer Bull backup services in France, through its wholly owned subsidiary, Twinsys Dataguard SA (Twinsys), where the number of data centers using Bull computers is much larger than in North America.

     In 1996, the Company began to market data center outsourcing and millennium services. Demand for the Company's millennium services is expected to increase during 1998 and 1999, and then is likely to diminish significantly after 2000.

      Revenue from disaster recovery backup and contingency planning services represented approximately 86% and 98% of the Company's revenue in 1997 and 1996, respectively. Twinsys generated approximately 63% of the Company's total service revenues in 1997 and approximately 73% during 1996. Millennium consulting services are usually offered on a fixed fee basis, while technical assessment and code conversion charges have typically been fixed fee or based upon the number of lines of program code or a combination of both. Revenue on millennium contracts is computed on a percentage of completion basis determined in proportion to projected costs incurred to date. Losses on contracts are recorded when it is determined that the contract will be unprofitable. Millennium testing services are expected typically to be charged at a per hour or per day rate based on the equipment needed to test the client's system plus an amount for any required consulting services. Revenue from alternate site processing is typically generated under multi-year contracts and is recognized ratably over the life of the contract. The Company's contingency planning services are rendered for a fixed fee, based on estimated hours required at each participating consultant's hourly rate, and revenue is recognized at the time the services are performed. Outsourcing revenue is generated under contracts at a specified monthly fee.

     Most of the Company's current cost structure is fixed. Cost of services relates mainly to computer and peripheral lease and maintenance expenses, facility lease, maintenance and utility expenses, and data communication costs. Personnel expenses, such as salaries and wages, along with employee benefit costs, are also largely fixed.

     Gross margins for millennium services and contingency planning depend primarily on the productivity of the Company's technical and consulting staff. Most of the Company's millennium services and contingency planning projects are priced on a fixed fee basis depending on the estimated staff hours to complete the project. Therefore, the profitability of an individual project depends on completing the project within the budget. Profitability may also be affected by the ability of third party contractors and software tool providers to perform and the amounts they charge.

     Gross margins for the Company's computer backup and outsourcing businesses depend upon the volume of service revenue because the costs of these services are largely fixed. Margins are also affected by depreciation and estimated useful life of computer equipment. If the useful life of equipment continues after the equipment is depreciated, margins will typically increase. If the useful life of equipment ends before it is depreciated, margins will typically decrease. Depreciation on equipment currently installed at the Company's North American facilities has largely been completed. Assuming no purchases of additional equipment, depreciation expenses on equipment of Twinsys are believed to have peaked in 1997 and are expected to decrease thereafter. However, opportunities to acquire new business that arise from time to time may require additional equipment. Increased competition has also tended to reduce margins on Bull backup contracts negotiated in the last two years. An affiliate of Groupe Bull began offering backup services in 1994 in the United States, representing the first significant competition the Company has faced in the North American Bull backup market in several years. Competition for IBM backup contracts has continued to be intense, which tends to keep margins tight.

     Selling, general and administrative expenses consist primarily of the salaries and benefits paid to the Company's marketing and administrative personnel and benefits, travel, promotions and trade show expenses, office expenses and other general overhead costs. The Company expects these costs to increase in absolute terms, but anticipates that these costs will remain stable or decrease slightly as a percentage of total revenue. Whether these expenses actually do stabilize or decrease as a percentage of revenue depends on the Company's ability to generate revenue from its new computer service offerings and the productivity of its marketing and administrative staff.

RESULTS OF OPERATIONS

     The Company reported net losses of $3,132,000 and $724,000 for the years ended December 31, 1997 and 1996, respectively.

     The losses incurred by the Company in 1997 reflect the early stage of development of the millennium services business, generally. The Company expended significant amounts in the United States and Europe during 1997 to establish its presence in the growing millennium services market and to be in a position to bid for contracts. The Company added technical, marketing and support staff and otherwise devoted substantial financial resources to build infrastructure to support growth in the volume of business expected to develop in the coming two years. As anticipated, the Company began generating revenue under Year 2000 contracts in 1997. However, both the number of millennium services contracts and amount of work performed under those contracts were limited. Factors limiting work performed included the number of contacts entered into late in the year, delays in procuring new contracts due to customer unfamiliarity with evolving industry norms for millennium services contracts, customers' need for special budgeting approvals, changing degrees of involvement by in-house customer personnel, technical issues, and other similar factors attributable to the unique nature and potential impact of the Year 2000 problem. Although some of the contracts generated positive gross margins in 1997, the amount of profit was insufficient to overcome either the losses on two of the Company's initial millennium services contracts or its increased level of cost of services and selling, general and administrative expenses. The Company anticipates that its quarterly earnings could be volatile through at least the first six months of 1998, depending on the level of work force utilization and the profitability of individual contracts.

     Significant factors contributing to the Company's 1996 results were the additional depreciation and amortization resulting from new computer equipment added by Twinsys in 1996, decreases in Bull backup service revenue and consulting service revenue in North America, and a nonrecurring charge to operations of approximately $115,000 to reflect a judgment in a lawsuit by a former employee of Twinsys.

     The Company reported revenue of $11,022,000 for the year ended
December 31, 1997, an increase of $1,567,000 or 17% from 1996. Twinsys accounted for approximately 63% of consolidated service revenue in 1997, compared to 73% in 1996. European revenues, consisting mainly of backup and related disaster recovery service revenue, did not change significantly. Service revenue in North America increased by approximately 59% for the year due to the additional revenue generated on millennium services contracts, which in 1997 became the largest component of North American revenues. Bull backup service revenue continues to decrease in North America due to the expiration of contracts, the continued decrease in the number of potential customers using large Bull computer systems, and increased competition. Competition from a subsidiary of Groupe Bull is expected to continue to reduce margins on new Bull backup contracts as the Company's present contracts expire and new contracts are negotiated. IBM backup service revenue grew by 16% in 1997 compared to 1996, but was offset by the decrease in Bull backup service revenue. Revenues from outsourcing services remained a small percentage of the Company's total consolidated service revenues in 1997.

           The Company's cost of services for 1997 increased to $8,847,000, an increase of $2,544,000 or 40% from $6,303,000 in 1996. In 1997, the Company made significant investments to develop the infrastructure required to support millennium services. The investments include (i) significant growth in the Company's technical staffs in both North America and Europe, (ii) start-up costs associated with a subsidiary providing millennium services in Europe, and (iii) establishment of the Company's first compliance testing center in North America. The Company expects to achieve its minimum level of staffing for millennium services engagements projects in the first quarter of 1998. Thereafter, it is anticipated that any further additions to its staff and equipment would be made in response to greater demand for the Company's services. Cost of services as a percentage of revenue should begin to gradually decrease from current levels during the first quarter of 1998. In absolute dollars, cost of services is likely to increase in 1998, based on the Company's need to add key personnel, facilities and equipment if demand for Year 2000 services increases as anticipated.

           The Company's selling, general and administrative expenses were $5,123,000 in 1997, a 71% increase compared to $3,003,000 in 1996. The increase was attributable to growth in direct marketing staff, advertising, promotions, and participation in trade shows both in North America and Europe relating to millennium and other computer service offerings. Following the completion of a public stock offering in March 1997, the Company incurred increases in professional fees and other expenses related to investor relations services, initial listing on the American Stock Exchange, and similar post-offering matters.

           Interest expense totaled $452,000 in 1997, a $263,000 or 37% decrease compared to 1996. Interest expense is related mainly to capital leases for computer equipment. The reduction is attributable to lower principal balances of capital lease obligations and the repayment of a stockholder loan from the offering proceeds received during the first quarter of 1997.

           Other income of $348,000 in 1997 principally represents interest income on investments of offering proceeds.

           The provision for income taxes totaled $79,000 and $158,000 in 1997 and 1996, respectively. These amounts reflect French income taxes resulting from income of Twinsys. No income tax benefits can be recognized currently for U.S. operating losses or losses incurred by the Company's other foreign subsidiary, Strategia Europe. The domestic losses are available to offset any future U.S. taxable income. The foreign losses will be available to offset future French taxable income generated by Strategia Europe.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1997, the Company had working capital totaling $2,283,963. In March 1997, the Company completed a public stock offering that raised $8,592,982, net of offering expenses. Offering proceeds were used to repay an $800,000 stockholder loan and as a significant source of funds for the Company's investment in additional personnel, equipment and facilities in North America and Europe in anticipation of the increased demand for millennium services during the next two years. In 1997 the Company established and equipped its first millennium testing facility in North America and financed the operations of a new subsidiary in France that will provide millennium and Eurocurrency conversion services.

           The Company has developed plans to establish and equip regional testing facilities over the next two years as millennium conversion engagements begin to enter the implementation phase and demand for the Company's testing services is expected to increase. The Company plans initially to equip its testing centers with readily available used equipment, which the Company expects to finance with revenues from operations whenever possible. The Company is also evaluating the additional investment required to make its Bull back-up and outsourcing operations in North America Year 2000-compliant and the cost effectiveness of such an investment in light of the anticipated decline in future revenues from Bull back-up services in North America. The portion of revenue due after 1999 on the Company's current Bull back-up and outsourcing contacts in North America is not material. The Company believes its systems are otherwise Year 2000-compliant.

           Pending use for working capital needs, the Company maintains funds raised in its stock offering in short-term, investment-grade, interest-bearing securities. The Company believes it has adequate capital resources to support its cash requirements for the next twelve months.

           Revenues from backup service contracts as well as revenue from current millennium services contracts in process represent the Company's principal sources of cash from operating activities. Backup services revenue is generated in most cases under multi-year contracts that typically provide predictable revenue streams. Millennium services contracts normally provide for cash payments at specified dates during the contract periods or at the completion of specific tasks required by the contracts. The addition of new customers for millennium, outsourcing, backup, and consulting services would generate additional cash from operations that would also be available to finance the Company's working capital needs.

           Net cash used in operating activities was $277,000 in 1997 compared to net cash provided by operating activities of $1,835,000 in 1996. The change was due to the net loss incurred during 1997 and the increase in accounts receivable and unbilled revenue. These increases were generated by the millennium services engagements that were in progress at December 31, 1997.

           Net cash used in investing activities was $1,282,000 in 1997 compared to $350,000 in 1996. Expenditures for property and equipment were higher in 1997 due to the purchase of a computer system to support disaster recovery operations in Europe and significant investments made in anticipation of increased demand for millennium services.

           Net cash provided from financing activities was $5,019,000 in 1997 compared to net cash used in financing activities of $1,269,000 in 1996. In March 1997, the Company raised $8,593,000 in a stock offering as described above. The significant uses of cash from financing activities were repayment of a stockholder loan and principal payments on the Company's capital lease obligations and long term debt.

ITEM 7.   FINANCIAL STATEMENTS.


                  STRATEGIA CORPORATION AND SUBSIDIARIES


FINANCIAL INFORMATION

Consolidated Balance Sheet


                                               December 31
Assets                                                1997
Current assets:
  Cash and cash equivalents                    $   3,866,763
  Accounts receivable                              1,509,055
  Unbilled revenue                                   460,254
  Income tax receivable                              145,603
  Other current assets                               148,869
           Total current assets                    6,130,544

Property and equipment                            19,559,572
  Less accumulated depreciation and amortization  12,066,617
                                                   7,492,955

Other Assets                                         767,521

                                               $  14,391,020

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              $    938,749
  Accrued expenses and other current
    liabilities                                    1,385,286
  Deferred revenue                                   375,085
  Current installments of long-term debt              45,465
  Current installments of obligations
    under capital leases                           1,101,996

            Total current liabilities              3,846,581

Long-term debt, excluding current installments       933,133
Obligations under capital leases, excluding current
  installments                                       565,495
Customers' deposits                                   37,810
Deferred revenue                                     948,750
Deferred income taxes                                435,499
           Total liabilities                       6,767,268

Stockholders' equity:
  Preferred stock - Authorized 2,000,000 shares:

  Series AA Convertible Preferred Stock


  ($10 stated value); authorized 100,000 shares;
  issued and outstanding 0 shares                          -
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,667,677 shares                              13,866,001
  Accumulated deficit                             (6,095,924)
  Foreign currency translation                      (146,325)
           Total stockholders' equity              7,623,752

Commitments and contingencies

                                              $   14,391,020

See accompanying notes to consolidated financial statements.


  STRATEGIA CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations


                                   Years ended December 31
                                    1997          1996
Service revenue                  $11,021,972     $ 9,454,693

Operating expenses:
  Cost of services                 8,846,674       6,302,861
  Selling, general and
    administrative expenses        5,123,272       3,002,918

                                  13,969,946       9,305,779

  Operating income (loss)         (2,947,974)        148,914

Other income (expense):
  Interest expense                  (452,264)       (714,550)
  Other income, net                  347,601              20

                                    (104,663)       (714,530)

Loss before income taxes          (3,052,637)       (565,616)
Provision for income taxes            79,259         158,132

Net loss                         $(3,131,896)       (723,748)

Net loss per share of common
  Stock - Basic  and Diluted          $ (.75)           (.29)

Weighted average number of common
  shares outstanding               4,220,271       2,650,240


See accompanying notes to consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES


Consolidated Statements of Stockholders' Equity


                                           Series AA Preferred   Series A Preferred Stocks      Common Stock

                                            Shares    Amount        Shares      Amount        Shares      Amount
                                            ------   -------        -------     --------     ---------    ---------
January 1, 1996                                                     34,167     $341,670     2,506,885    $3,029,833

Issuance of common stock                                                                      532,000     1,357,001

Conversion of Series A Preferred to
  Series AA Preferred                       34,167   341,670       (34,167)    (341,670)

Conversion of Series A Preferred dividends
  in arrears to Series AA Preferred          6,952    69,520

Conversion of Stockholders' notes payable   23,427   234,270

Payments of dividends

Net loss

Foreign currency translation
                                            ------   -------        -------     --------     ---------   ----------

December 31, 1996                           64,546   645,460              0            0     3,038,885    4,386,834

Issuance of common stock,
  net of offering costs                                                                      1,358,000    8,592,982

Payment of dividends

Conversion of Series AA Preferred
  to Common Stock                          (64,546) (645,460)                                 258,184      645,460

Stock options issued for services                                                                          124,317

Other issuances                                                                                12,608      116,408

Net loss

Foreign currency translation
                                            ------   -------        -------     --------     ---------   ----------
December 31, 1997                                -   $     -              -     $      -     4,667,677   13,866,001
                                            ------   -------        -------     --------     ---------   ----------

See accompanying notes to financial statements.

                                                             Foreign
                                              Accumulated    currency
                                                deficit     translation    Total
                                              -----------   -----------   ----------
January 1, 1996                               $(2,119,092)   $  26,857    $1,279,268

Issuance of common stock                                                   1,357,001

Conversion of Series A Preferred to
  Series AA Preferred

Conversion of Series A Preferred dividends
  in arrears to Series AA Preferred               (69,520)

Conversion of Stockholders' notes payable                                    234,270

Payments of dividends                             (26,063)                   (26,063)

Net loss                                         (723,748)                  (723,748)

Foreign currency translation                                   (48,415)      (48,415)
                                              -----------   -----------   ----------

December 31, 1996                              (2,938,423)     (21,558)    2,072,313

Issuance of common stock,
  net of offering costs                                                    8,592,982

Payment of dividends                              (25,605)                   (25,605)

Conversion of Series AA Preferred
  to Common Stock

Stock options issued for services                                            124,317

Other issuances                                                              116,408

Net loss                                       (3,131,896)                (3,131,896)

Foreign currency translation                                  (124,767)     (124,767)
                                              -----------   -----------   ----------
December 31, 1997                              (6,095,924)    (146,325)    7,623,752
                                              -----------   -----------   ----------

                                       STRATEGIA CORPORATION AND SUBSIDIARIES
Statements of Cash Flows


   Years ended December 31
                                                    1997            1996

Cash flows from operating activities:
  Net loss                                         (3,131,896)       (723,748)
  Adjustments to reconcile net
   loss to net cash(used in) provided by
   operating activities:
    Depreciation and amortization                  2,775,219       2,614,423
    Deferred income taxes                            114,959          20,422
    Other                                            124,752             (71)
  Changes in operating assets and liabilities:
    Accounts receivable                             (541,925)         12,674
    Unbilled revenue                                (459,150)         16,097
    Income tax receivable                           (145,603)              -
    Other current assets                             (90,115)        432,387

    Accounts payable                                 271,454        (203,571)
    Accrued expenses and other
    current liabilities                              549,564          29,887
  Increase in other assets                           (20,818)       (560,847)
  Increase in deferred revenue                       349,929         270,324
  Decrease in customers' deposits                    (13,251)        (12,728)

    Net cash (used in) provided by
    Operating activities                            (276,881)      1,835,475

Cash flows from investing activities:
  Acquisition of property and
    equipment                                     (1,282,125)       (350,291)

    Net cash used in investing
    activities                                    (1,282,125)       (350,291)

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                                   8,592,982       1,250,001
  Proceeds from bank line
    of credit                                        100,000         250,000
  Principal payment of note payable
    to stockholder                                  (800,000)              -
    Principal payments on
     long-term debt and obligations
     under capital leases                         (2,848,408)     (2,742,907)
  Payment of dividends on
     preferred stock                                 (25,605)        (26,063)


     Net cash provided by (used in) financing
       activities                                  5,018,969      (1,268,969)

Effect of exchange rate changes
  on cash                                              8,364         (48,415)

Net increase in cash and cash
  equivalents                                      3,528,327         167,800

Cash and cash equivalents at
  beginning of period                                338,436         170,636

Cash and cash equivalents at
  end of year                                      3,866,763         338,436



See accompanying notes to financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) DESCRIPTION OF BUSINESS

    Strategia Corporation (Strategia) and its subsidiaries, together referred to herein as "the Company," provides disaster recovery and backup, Year 2000 compliance consulting and program renovation, information management and networking, and outsourcing services principally in North America and Europe.

(2) SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation (see Note 4).

      USE OF ESTIMATES

      The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates made in the preparation of these financial statements include the percentage of completion of Year 2000 compliance consulting and program renovation projects and the related provisions made for contract losses. Due to the limited experience with millennium services actual results could materially differ from those estimates.

      RECOGNITION OF REVENUE

      Disaster recovery and backup contract terms are generally for more than one year and require the payment of monthly subscription fees. Service revenue from these contracts is recognized on a straight-line method over the life of the contract. Long-term deferred revenue includes cash received in excess of the revenue recorded for such contracts.

      Revenue from certain Year 2000 compliance consulting and program renovation contracts is recognized as services are provided and costs are incurred. For fixed-price contracts, revenue is recognized on the percentage-of-completion method. Costs incurred to date as a percentage of estimated total contract costs is used to determine the percentage of completion because management considers expended costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Unbilled revenue represents revenues recognized in excess of amounts billed. Unbilled revenue generally represents work currently billable through the normal billing process.
      Correspondingly, current deferred revenue represents billings in excess of revenues recognized which are anticipated to be recognized as revenue in the next twelve months.

      PROPERTY AND EQUIPMENT

      Property and equipment are recorded at cost and consist of the following at December 31, 1997:

           Land                          $   260,800
           Building and improvements       3,160,279
           Equipment                      15,660,796
           Other                             477,697
                                     -----------------
                                         $ 19,559,572
                                     -----------------
                                     -----------------

      Depreciation of equipment is computed on the straight-line method over the estimated useful life of the asset. Leasehold improvements and equipment under capital leases are amortized on the straight-line method over the terms of the related leases or over the estimated useful life of the asset.

      FOREIGN CURRENCY TRANSLATION

      The financial statements of the Company's foreign operations have been translated into U.S. dollars in accordance with Financial Accounting Standards Board Statement No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statements of operations have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates during the year have been reported separately as a component of stockholders' equity.

      INCOME (LOSS) PER SHARE

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

      For 1997 and 1996, basic and diluted loss per share is based on net loss less preferred dividends divided by the weighted average number of common shares outstanding during each period. In computing diluted loss per share, the exercise of options and warrants is not assumed as such would reduce the loss per share in both years.

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

      FINANCIAL INSTRUMENTS

      The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 1997.

      PRIOR YEAR DATA

      Certain prior year data has been reclassified to conform to the 1997 presentation.

(3)     COMMON STOCK OFFERINGS

        In March 1997, the Company completed a public offering of its Common Stock that raised $8,592,982 net of offering expenses of $913,018. The Company sold 1,358,000 shares of Common Stock for $7.00 per share.

        In September and October 1996, the Company raised $1,250,001 in a private placement of 500,000 Units of Common Stock and warrants to purchase Common Stock. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $3.75 per share. All warrants related to these units were outstanding at December 31, 1997 and are exercisable through September 2001.

(4)     NEW VENTURES

        During 1997, Strategia Corporation created a European subsidiary, Strategia Europe, to provide Year 2000 compliance consulting services and program renovation to customers in Europe.
        Revenues of Strategia Europe were not significant in 1997.

        In July 1996, Strategia's wholly-owned French subsidiary, Twinsys Dataguard S.A. (Twinsys) began offering disaster recovery and other services to users of UNIX-based computer systems in France through Twin-X S.A. (Twin-X), a newly organized subsidiary. At December 31, 1997, Twinsys owns approximately 60% of the outstanding common shares of Twin-X. The remaining 40% of Twin-X's outstanding shares are owned by two Twinsys employees. Operating results of Twin-X during 1997 and 1996 were not significant.


(5)     LONG-TERM DEBT AND CREDIT AGREEMENTS

        At December 31, 1997 the Company had a mortgage note payable of $978,598 ($45,465 payable in 1998). The mortgage note is payable in equal monthly installments through May 1, 2009; however, the lender has the option to accelerate payment on the entire outstanding balance of the note at five year intervals throughout the note term. The next potential note acceleration date is May 1, 1999 and the current interest rate of 11% is fixed until that date. This note is secured by land and a building with a total net book value of $1,188,260 at December 31, 1997.

        The Company has a committed revolving credit facility with a bank. A $500,000 credit agreement is committed through October 31, 1998, and provides that borrowings will bear interest at the bank's prime rate plus 1.5% (effectively 10% at December 31, 1997). Borrowings under this credit agreement are secured by substantially all domestic company assets, other than its real property and leased assets. No amounts are outstanding under this facility at December 31, 1997.

(6)     NOTE PAYABLE TO STOCKHOLDER

        During 1997, the Company paid off an $800,000 note payable to a stockholder and related accrued interest of $190,381. Interest expense includes approximately $18,000 in 1997 and $79,800 in 1996 related to this note.

        In consideration for this opportunity to borrow funds, the Company issued 15,000 shares of common stock to the stockholder in connection with the initial note agreement. Additional share increments of common stock (8,000 shares in both 1997 and 1996) were issued with each annual renewal. The value of the shares issued was approximately $56,000 in 1997 and $107,000 in 1996 and is recorded as interest expense in both years.

(7)     LEASES

        The Company is obligated under various equipment capital leases that expire over the next three years. Property and equipment include the following amounts under capital leases at December 31, 1997:

              Equipment                                 $  6,286,362
              Less accumulated amortization                4,727,149
                                                       -------------
                                                        $  1,559,213
                                                       -------------
                                                       -------------

        The Company acquired approximately $1,023,900 and $2,140,775 of equipment in exchange for capital lease obligations during 1997 and 1996, respectively.

        The Company also has certain noncancellable operating leases, primarily for facilities and computer hardware and software, that expire over the next five years and provide for purchase or renewal options.

        Future minimum lease payments under capital leases and noncancellable operating leases, and the present value of future minimum capital lease payments as of December 31, 1997 are:

                                                 Capital leases        Operating Leases
                                             ---------------------    -----------------
        Years ending December 31:
        1998                                     $       1,200,477       $      935,135
        1999                                               433,031              880,385
        2000                                               172,641              418,273
        2001                                                     -              145,476
        2002                                                     -               36,369
                                               -------------------     ----------------
        Total minimum lease payments                     1,806,149       $    2,415,638
                                                                       ----------------
                                                                       ----------------

        Less amount representing interest (at              138,658
        rates ranging from 7.0% to 12.26%)
                                              ---------------------

        Present value of net minimum                     1,667,491
          capital lease payments

        Less current installments                        1,101,996
                                               ---------------------
        Obligations under capital leases,                 565,495
          excluding current installments       ---------------------
                                               ---------------------

        Total rental expense, including maintenance charges, for operating leases in 1997 and 1996 was $2,417,401 and $2,184,458, respectively.

(8)     INCOME TAXES

        For financial reporting purposes, income (loss) before income taxes includes the following components:


                                         1997                 1996
                                         ----                 ----
        Pretax income (loss):
        United States               $ (2,844,117)       $  (996,845)
        Foreign                         (208,520)           431,229
                                    --------------     --------------
                                    $ (3,052,637)       $  (565,616)
                                    --------------     --------------
                                    --------------     --------------

The provision for income tax expense (benefit) is attributable to earnings from foreign operations, the components of which follows:



                                           1997                  1996
                                           ----                  ----
         Foreign - current            $    (35,700)        $      137,710
                 - deferred                114,959                 20,422
                                      -------------        ---------------
                                      $     79,259         $      158,132
                                      -------------        ---------------
                                      -------------        ---------------



A reconciliation of the income tax expense for the years ended December 31, 1997 and 1996 with the federal statutory rate is as follows:


                                                     1997           1996
                                                     ----           ----
        Tax benefit at U.S. statutory rates     $(1,037,897)    $ (192,309)

        Tax effect of operating losses in the       967,000        335,924
        U.S. generating no current tax
        benefit

        Tax effect of operating losses in           135,531              -
        Europe generating no current income
        tax benefit

        Higher effective income tax rate of          14,581         11,514
        foreign operations

        Other                                            44          3,003
                                                -----------       --------
                                                $    79,259     $  158,132
                                                -----------       --------
                                                -----------       --------

        Undistributed earnings of the Company's foreign subsidiary amounted to approximately $230,000 at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to France. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

        At December 31, 1997, the Company had U.S. net tax operating loss carryforwards of approximately $6,533,000 for federal income tax reporting purposes. These carryforwards expire as follows: $467,000 in 2000; $658,000 in 2001; $508,000 in 2002; $115,000 in 2004; $26,000 in
        2005; $51,000 in 2006; $435,000 in 2007; $649,000 in 2008; $431,000 in
        2010, $619,000 in 2011; and, $2,574,000 in 2012.

        At December 31, 1997 the Company had foreign net tax operating loss carryforwards of approximately $380,000 which expire in 2003.

        Significant components of the Company's deferred tax assets (liabilities) at December 31, 1997 are as follows:

        Deferred tax assets:

        Net operating loss carryforwards              $ 2,733,000
        Valuation allowance                            (2,669,000)
                                                   ---------------
             Net deferred tax asset                        64,000

        Deferred tax liabilities:
             Tax over book depreciation                  (480,000)
             Other                                        (19,499)
                                                   ---------------
                Total deferred tax liabilities       $   (499,499)
                                                   ---------------
                Net deferred tax liability           $   (435,499)
                                                   ---------------
                                                   ---------------

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

        The Strategia 1988 Stock Option Plan (as amended by stockholders in 1989 and 1997) allows for options to be granted to key employees of the Company to purchase no more than the greater of 900,000 shares or 15% of the common stock outstanding from time to time, at a price not less than 75% of the fair market value at the time the grant is approved. Options totaling 349,000 and 170,295 shares of common stock were granted to employees in 1997 and 1996, respectively which generally vest over a three year term. It also provides automatic grants of stock options to the Company's directors who are not employees. Beginning in the second quarter of 1997, options to purchase 1,000 shares of common stock are granted quarterly to each nonemployee director. In addition, each nonemployee director who was not a director on May 15, 1989 will automatically be granted an option for 2,500 shares of common stock on May 15 following his subsequent election. Options for nonemployee directors are granted at the fair market value of the common stock on the grant date and vest on the first anniversary of the grant date.

        All options granted under the plan are exercisable over a 10-year period from the grant date. No options under the plan have been exercised as of December 31, 1997.

        The Strategia 1990 Stock Grant Plan authorizes the Company's Stock Option Committee to grant up to 125,000 shares of common stock to key employees as restricted or performance stock awards. In 1990, grants of 4,075 shares of common stock were issued under this plan. No shares have been granted subsequent to 1990.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0%; no dividend yields; volatility factor of the expected market price of the Company's common stock of .815 in 1997 and .831 in 1996; and weighted-average life of the option of nine years.

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                    1997              1996
                                                ------------      -------------
Pro forma net loss                              $ (3,623,124)     $ (1,716,000)
                                                ------------      -------------
                                                ------------      -------------
Pro forma loss per share-Basic and Diluted      $       (.85)     $       (.65)
                                                ------------      -------------
                                                ------------      -------------


        A summary of the Company's stock option activity and related information for years ended December 31 follows:


                                            1997                             1996
                                            ----                             ----

                                     Options          Weighted         Options          Weighted
                                                    Average Price                       Average Price
       Outstanding -
         beginning of year            247,634           $5.41           76,339            $1.85
       Granted                        355,000          $11.24          171,295            $6.98
       Canceled                        (3,499)          $1.84                -                -
                                    ----------                       ---------
       Outstanding -
         end of year                  599,135           $8.88           247,634           $5.41
                                    ----------                       ---------
                                    ----------                       ---------
       Exercisable -
         end of year                  149,504           $4.46           148,504           $4.46
                                    ----------                       ---------
                                    ----------                       ---------

       Weighted average fair value
       of options granted during
       the year                         $9.26                            $5.82
                                    ----------                       ---------
                                    ----------                       ---------

        The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 1997 follow:



                          Range of        Number of      Weighted-Average      Weighted-Average
                      Exercise Prices      Options        Exercise Price        Remaining Life
Outstanding options:    $1.00 - 4.99          73,840           $1.85                 5.43
                         5.00 - 9.99         341,295            7.87                 9.20
                       10.00 - 14.99         149,000           13.08                 9.61
                       15.00 - 15.63          35,000           15.63                 9.33
                                           ---------


    Total                                    599,135           $8.88                 8.30
                                            --------         -------               ------
                                            --------         -------               ------



Exercisable options:    $1.00 - 4.99          73,840           $1.85                 5.43
                         5.00 - 9.99          75,664            7.00                 8.83
                                           ---------


    Total                                    149,504             $4.46                    7.15
                                           ---------           -------                   -----
                                           ---------           -------                   -----


(10)    PREFERRED STOCK

        On May 30, 1996, the Company's Board of Directors authorized the issuance of Series AA Convertible Preferred Stock (Series AA Preferred). On June 30, 1996, all holders of Series A Convertible Preferred Stock (Series A Preferred) exchanged their shares (34,167 shares) for the same number of Series AA Preferred shares. All dividends in arrears ($69,520) due to the original holders of Series A Preferred and notes payable ($191,176) and accrued interest payable ($43,062) to certain stockholders were also converted to Series AA Preferred. The Series AA Preferred is convertible into four shares of common stock at an effective price of $2.50 per share of common stock for five years after issuance through June 30, 2001.

        At its option, the Company called all of the outstanding shares of Series AA Convertible Preferred Stock (Series AA Preferred) for redemption on June 30, 1997. Holders of all Series AA Preferred elected to convert their shares to common stock. A total of 258,184 shares of common stock were issued to them as of June 30, 1997.

        The holders of Series AA Preferred also received a five-year detachable warrant to purchase one share of common stock for each share of Series AA Preferred purchased. On December 31, 1997, warrants to purchase 2,788 shares of common stock were exercised at a price of $2.50. At December 31, 1997 warrants to purchase 61,758 shares of common stock remained outstanding at an exercise price of $2.50.

        Shares of common stock reserved with respect to all of the above options and warrants were 1,160,893 at December 31, 1997.

(11)    SEGMENT INFORMATION

        The Company and its subsidiaries are engaged in one industry segment consisting of providing disaster recovery and backup, Year 2000 compliance consulting and program renovation, and other computer related services to users in North America and Europe.

        Service revenue, operating income and identifiable assets for the years ended December 31, 1997 and 1996 pertaining to the two geographic areas in which the Company operates are presented below.

                                              1997              1996
                                              ----              ----
Service revenue
     United States                    $   4,050,591       $    2,544,097
     Europe                               6,971,381            6,910,596
                                      ---------------     --------------
                                      $  11,021,972       $    9,454,693
                                      ---------------     --------------
                                      ---------------     --------------

Operating income (loss)
     United States                    $ (2,818,800)       $    (597,271)
     Europe                               (129,174)              746,185
                                      ---------------     --------------
                                      $ (2,947,974)       $      148,914
                                      ---------------     --------------
                                      ---------------     --------------

Identifiable total assets
     United States                    $   9,079,509       $    4,490,343
     Europe                               5,311,511            6,255,067
                                      ---------------     --------------
                                      $  14,391,020        $  10,745,410
                                      ---------------     --------------
                                      ---------------     --------------

        The net assets of the Company's European operations at December 31, 1997 and 1996 amounted to approximately $927,000 and $1,007,000, respectively.

        One customer, comprising a group of affiliated companies, accounted for approximately 23% and 31% of consolidated service revenue in 1997 and 1996, respectively.

(12)    SUPPLEMENTAL CASH FLOW INFORMATION

        Total interest payments were approximately $471,000 in 1997 and $713,000 in 1996. Total cash payments made for income taxes during 1997 and 1996 were approximately $165,000 and $158,000, respectively.

(13)    SUBSEQUENT EVENT

        On January 20, 1998 the Company and Copex Limited (a United Kingdom company) reached a Settlement Agreement (the Agreement) related to a dispute regarding an acquisition assistance agreement that was entered into in December 1994. The Agreement provides that the Company will pay Copex 1% of the gross revenues of Twinsys for the calendar years 1995 through 1999. This fee was approximately $70,000 in 1997 and $71,000 in 1996. Recorded amounts are being capitalized as part of the Twinsys acquisition and are being amortized over a 5-year period. Other assets include approximately $157,000 (net of amortization) as of December 31, 1997 related to such fees to date under the Agreement.

                         STRATEGIA CORPORATION AND SUBSIDIARIES
                              REPORT OF INDEPENDENT AUDITORS


        The Board of Directors and Stockholders
        Strategia Corporation


        We have audited the accompanying consolidated balance sheet of Strategia Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategia Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




      /s/ Ernst & Young LLP


     Louisville, Kentucky
     March 26, 1998

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information under the caption "Board of Directors" in the Company's definitive proxy statement for its 1998 annual meeting of shareholders (the "1998 Proxy Statement") and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 1998 Proxy Statement are incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

The information under the caption "Executive Compensation" of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Principal Shareholders" of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Transactions With Management" of the 1998 Proxy Statement is incorporated herein by reference.

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

               (10.1) 1988 Stock Option Plan as amended and restated as of November 13, 1997, is incorporated by reference to Appendix A of the Company's definitive proxy statement filed November 20, 1997.

               (10.2)    1990 Stock Grant Plan is incorporated by reference to
                         Exhibit 10.8 to the Company's 1994 10-KSB.

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

               (10.5) Term Lease Master Agreement with IBM Credit Corporation dated October 15, 1995 is incorporated by reference to Exhibit 10.14 to the November 1996 10-KSB/A.

               (10.6) Revised Term Lease Supplement with IBM Credit Corporation dated August 21, 1996 is incorporated by reference to Exhibit 10.3 to the November 1996 10-QSB/A.

               (10.7) Computer Lease Agreement dated July 12, 1995 between Twinsys Dataguard SA and CEPME is incorporated by reference to Exhibit 10.5 to the November 1996 10-KSB/A.

               (10.8) Computer Lease Agreement dated March 7, 1996 between Twinsys Dataguard SA and Bull SA is incorporated by reference to Exhibit 10.4 to the November 1996 10-QSB/A.

               (10.9) Form of Stock Purchase Warrant Agreement between the Company and certain investors (including John P. Snyder and EPI Corporation) is incorporated by reference to
                         Exhibit 10.5 to the November 1996 10-QSB/A.

               (10.10) Lease dated March 3, 1997 between Southeastern Group, Inc. and Strategia Corporation is incorporated by reference to Exhibit 10.16 to the Company's 1996 10-KSB.

               (10.11) Agreement between James P. Buren and Strategia Corporation dated as of October 24, 1997.

                  (11) For a statement regarding the computations of per share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

                  (21)   Subsidiaries.

                  (23) Consent of Ernst & Young LLP, independent auditors.

                (27.1)   Financial Data Schedule for the year end 12/31/97.

                (27.2)   Financial Data Schedule Restated for the year end
                         12/31/96.

         (b)      Reports on Form 8-K.

                  None.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STRATEGIA CORPORATION


Date:  March 31, 1998
                                             By  /s/ Richard W. Smith
                                                -----------------------------
                                                 Richard W. Smith, President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


     Signature                            Title                       Date
     ---------                            -----                       ----

/s/ Richard W. Smith
---------------------------
Richard W. Smith                 President and Director            March 31, 1998
                                (Principal Executive Officer)
                                (Principal Financial Officer)
                                (Principal Accounting Officer)

/s/ James P. Buren
---------------------------
James P. Buren                   Director                          March 31, 1998

/s/ John P. Snyder
---------------------------
John P. Snyder                   Secretary and Director            March 31, 1998

/s/ John A. Brenzel
---------------------------
John A. Brenzel                  Director                          March 31, 1998


                               INDEX TO EXHIBITS


Exhibit
Number                           Description
-------                          -----------
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

(10.1) 1988 Stock Option Plan as amended and restated as of November 13, 1997 is incorporated by reference to Appendix A to the Company's definitive proxy statement filed
         November 20, 1997.

(10.2) 1990 Stock Grant Plan is incorporated by reference to Exhibit 10.8 to the Company's 1994 10-KSB.

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

(10.5)   Term Lease Master Agreement with IBM Credit Corporation dated October
         15, 1995 is incorporated by reference to Exhibit 10.14 to the November
         1996 10-KSB/A.

(10.6)   Revised Term Lease Supplement with IBM Credit Corporation dated August
         21, 1996 is incorporated by reference to Exhibit 10.3 to the November
         1996 10-QSB/A.

(10.7)   Computer Lease Agreement dated July 12, 1995 between Twinsys Dataguard
         SA and CEPME is incorporated by reference to Exhibit 10.5 to the November 1996 10-KSB/A.

(10.8)   Computer Lease Agreement dated March 7, 1996 between Twinsys Dataguard
         SA and Bull SA is incorporated by reference to Exhibit 10.4 to the November 1996 10-QSB/A.




(10.9) Form of Stock Purchase Warrant Agreement between the Company and certain investors (including John P. Snyder and EPI Corporation) is incorporated by reference to Exhibit 10.5 to the November 1996
         10-QSB/A.

(10.10)  Lease dated March 3, 1997 between Southeastern Group,
         Inc. and Strategia Corporation is incorporated by reference to Exhibit 10.16 to the Company's 1996 10-KSB.

(10.11) Agreement between James P. Buren and Strategia Corporation dated as of October 24, 1997.

(11)     For a statement regarding the computations of per share earnings
         (loss), see Note 2 of the Notes to the Consolidated Financial
         Statements.

(21)     Subsidiaries.

(23)     Consent of Ernst & Young LLP, independent auditors.

(27.1)   Financial Data Schedule for the year end 12/31/97.

(27.2)   Financial Data Schedule Restated for the year end 12/31/96.
