Form 10QSB/A
period 1997-03-31
STRATEGIA CORP
filed 1998-04-01
CIK 797221

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

Strategia Corporation hereby amends and restates Part I, Items 1 and 2 of its Quarterly report for the quarter ended March 31, 1997. An amended and restated Exhibit 27 is also filed herewith.

Part I
Item 1 - Financial Statements

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets


                                                  March 31,     December 31,
                                                    1997           1996
                                                 (Unaudited)    (Audited)
Assets
Current assets:
  Cash and cash equivalents                        $ 8,405,528    $   338,436
  Accounts receivable, net                           2,296,240      1,099,636
  Other current assets                                 227,642         57,738

        Total current assets                        10,929,410      1,495,810

Property and equipment                              17,910,040     18,335,606
  Less accumulated depreciation and amortization    10,239,028      9,851,977

                                                     7,671,012      8,483,629

Other assets                                           510,732        765,971

                                                   $19,111,154    $10,745,410

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   161,704    $    63,008
  Current installments of obligations
    under capital leases                             1,855,362      1,973,729
  Note payable to stockholder                             -           800,000
  Accounts payable                                     855,339        695,079
  Accrued income taxes                                  80,842         55,196
  Accrued expenses and other current liabilities      1,156,088       896,865

        Total current liabilities                     4,109,335     4,483,877

Long-term debt, excluding current installments          967,695       978,598
Obligations under capital leases,
    excluding current installments                    1,120,670     1,705,724
Customers' deposits                                      59,981        54,117
Deferred revenue                                      2,087,075     1,072,469
Deferred income taxes                                   347,724       378,312

        Total liabilities                             8,692,480     8,673,097

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:
    Series AA Convertible Preferred Stock
    ($10 stated value); authorized 100,000 shares;
    issued and outstanding 64,546                       645,460       645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,404,885 shares                                 12,970,090     4,386,834

  Accumulated deficit                                (3,091,313)   (2,938,423)
  Foreign currency translation adjustment              (105,563)      (21,558)

        Total stockholders' equity                   10,418,674      2,072,313

                                                    $19,111,154    $10,745,410


See notes to unaudited condensed consolidated financial statements.



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  1997                 1996
Service revenues                              $ 2,543,199          $ 2,344,117

Operating expenses:
  Cost of services                              1,717,165            1,506,485
  Selling, general and administrative expenses    726,573              588,109
                                                2,443,738            2,094,594

        Operating income                           99,461              249,522

Other income (expense):
  Interest expense                               (172,014)            (161,707)
  Other income (expense)                          (15,598)               1,797
                                                 (187,612)            (159,910)

Income before income taxes                        (88,151)              89,612

Income taxes                                       52,008               99,125

        Net income (loss)                     $  (140,159)        $     (9,513)


Net income (loss) per common and common
  equivalent share                            $     (0.04)           $       -

Weighted average number of common and
  common equivalent shares outstanding          3,840,353             2,513,918

See notes to unaudited condensed consolidated financial statements.


                              STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                 Series AA                            Foreign
                 Preferred    Common   Accumulated    Currency
                   Stock      Stock      Deficit     Translation    Total
Balance at
  December 31,
  1996           $ 645,460 $ 4,386,834 $(2,938,423)   $ (21,558) $ 2,072,313

Issuance of
  1,366,000
  shares of
  Common Stock,
  net of
  offering
  costs                -     8,583,256         -            -      8,583,256

Net loss for
  three months
  ended March
  31, 1997             -           -       (140,159)          -     (140,159)

Payments of
  Dividends            -           -       (12,731)         -        (12,731)

Translation
  adjustment at
  March 31, 1997       -           -            -       (84,005)     (84,005)

Balance at March
  31, 1997       $ 645,460 $12,970,090 $(3,091,313)   $(105,563) $10,418,674

See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   1997                  1996
Cash flows from operating activities:
  Net loss                                   $   (140,159)         $    (9,513)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization              689,724               578,702
      Other                                       (1,310)               2,852
    Change in operating assets and liabilities:
      Accounts receivable                     (1,328,604)           (2,447,660)
      Other current assets                      (173,370)               73,685
      Accounts payable                           169,046                62,035
      Accrued expenses and other current
        liabilities                              269,403               180,750
      Accrued income taxes                        33,908                99,125
    (Increase) decrease in other assets          224,805              (150,470)
    Increase in deferred revenue               1,146,036             2,023,361
    Increase in customers' deposits               43,142                13,543

            Net cash provided by operating
              activities                         932,621               426,410

Cash flows from investing activities:
  Acquisition of property and equipment         (171,721)              (97,312)

            Net cash used in investing
              activities                        (171,721)              (97,312)

Cash flows from financing activities:
  Proceeds from sale of common stock, net      8,528,256                   -
  Proceeds from bank line of credit              100,000                   -
  Proceeds from long-term debt                       -                 215,000
  Payment of note payable to stockholder        (800,000)                  -
  Principal payments on long-term debt and
    obligations under capital leases            (478,860)             (572,737)
  Payments of dividends on preferred stock       (12,731)                  -

            Net cash provided by (used in)
              financing activities             7,336,665              (357,737)

Effect of exchange rate changes on cash          (30,473)               (5,501)

Net increase (decrease) in cash and cash
  equivalents                                  8,067,092               (34,140)


Cash and cash equivalents at beginning of
  period                                         338,436               170,636

Cash and cash equivalents at end of period   $ 8,405,528           $   136,496


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

(3) For financial reporting purposes, income (loss) before income taxes for the three ended March 31, 1997 and 1996, includes the following components:

                                 Three months
                                ended March 31,
    Pretax income (loss):   1997         1996
    United States           $ (229,978)  $ (180,704)
    Foreign                    141,827      270,316

                            $  (88,151)  $   89,612


The provision for income tax expense is attributable to earnings from foreign operations.

(4) In March 1997, the Company completed a public offering of its Common Stock that raised $8,592,982, net of offering expenses. A portion of the offering proceeds were used to repay an $800,000 loan and related accrued interest from a shareholder.

(5) Income per share is based on net income less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Common stock equivalents outstanding are calculated for stock options and warrants using the treasury stock method. Fully diluted per share amounts are not materially different from primary per share amounts.

(6)	Revenue from Year 2000 compliance consulting and program renovation contracts is recognized as services are provided and costs are incurred.
For fixed-price contracts, revenue is recognized on the percentage-of-completion method. Costs incurred to date as a percentage of estimated total contract costs is used to determine the percentage of completion because management considers expended costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Results of Operations

The Company reported revenue of $2,453,199 for the three months ended March 31, 1997. This compares to revenue of $2,344,117 for the comparable period in 1996. The Company reported a net loss of $140,159 for the three months ended March 31, 1997 compared to a net loss of $9,513 for the same period in 1996. The increase in revenue in 1997 is attributable to an approximate 4.7% increase in backup service revenue that was provided by the Company's foreign subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys").

Twinsys accounted for approximately 69% of consolidated service revenue for the three month period ending March 31, 1997 compared to approximately 73% for the full year of 1996. It is expected that Twinsys' percentage of total consolidated service revenue of the Company will continue to decrease during 1997 due to the additional revenues that are expected to be generated in North America associated with millennium and outsourcing services. The Company currently has both outsourcing and millennium service contracts in process.

The Company's cost of services increased to $1,717,165 from $1,506,485 for the three months ended March 31, 1997 when compared to the same period in 1996. In April 1996, Twinsys was obligated to obtain additional computer equipment to meet the backup requirements of some of its largest customers, resulting in higher depreciation and maintenance expenses and consequently, smaller margins. Maintenance and depreciation expenses for Twinsys are not expected to increase significantly through 1997. Selling general and administrative expenses increased approximately 24% to $726,573 for the three months ended March 31, 1997 from $588,109 for the same period last year. This increase reflects growth in the Company's direct marketing staff in anticipation of increased demand for millennium and outsourcing services. In addition, advertising, promotion, and trade show expenditures have also increased as the Company increased marketing of its Year 2000 and other computer services offerings.

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

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital totaling $6,820,075.
In March 1997, the Company completed a public offering of its Common Stock that raised $8,592,982, net of offering expenses. A portion of the offering proceeds were used to repay an $800,000 loan and related accrued interest from a shareholder. The Company also plans use offering proceeds to pay certain accounts payable, accrued expenses, and other current liabilities, to increase marketing staff, project managers, and technical personnel in anticipation of increased demand for millennium services during the next several months, and to establish and equip regional testing facilities as Year 2000 conversion projects enter the implementation phase. Pending use for working capital needs, the Company expects to invest a portion of the net offering proceeds in short-term, investment-grade, interest-bearing securities.

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


Part II

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              None






                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              STRATEGIA CORPORATION


Date:       March 31, 1998                    By:  /s/  Richard W. Smith

                                                   Richard W. Smith, President
                                   (Chief Executive Officer)
                                   (Chief Financial Officer)
                                   (Chief Accounting Officer)