Form 10QSB/A
period 1997-06-30
STRATEGIA CORP
filed 1998-04-01
CIK 797221

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

Strategia Corporation hereby amends and restates Part I, Items 1 and 2 of its Quarterly report for the quarter ended June 30, 1997. An amended and restated Exhibit 27 is also filed herewith.

Part I
Item 1 - Financial Statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES


Condensed Consolidated Balance Sheets


                                                   June 30,     December 31,
                                                     1997           1996
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 7,438,780   $   338,436
  Accounts receivable, net                           1,397,763     1,099,636
  Other current assets                                 284,175        57,738
        Total current assets                         9,120,718     1,495,810


Property and equipment                              18,359,042    18,335,606
  Less accumulated depreciation and amortization    10,680,223     9,851,977
                                                     7,678,819     8,483,629

Other assets                                           483,177       765,971

                                                   $17,282,714   $10,745,410

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $   226,181   $    63,008
  Current installments of obligations under
    capital leases                                   1,657,284     1,973,729
  Note payable to stockholder                              -         800,000
  Accounts payable                                     570,069       695,079
  Accrued income taxes                                  28,663        55,196
  Accrued expenses and other current liabilities     1,014,993       896,865

        Total current liabilities                    3,497,190     4,483,877

Long-term debt, excluding current installments       1,080,537       978,598
Obligations under capital leases,
    excluding current installments                     844,435     1,705,724
Customers' deposits                                     60,926        54,117
Deferred revenue                                     1,640,058     1,072,469
Deferred income taxes                                  333,524       378,312

        Total liabilities                            7,456,670     8,673,097

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:

Series AA Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 0 shares at June 30, 1997
    and 64,546 shares at December 31, 1996                 -         645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,666,819 shares at June 30, 1997 and
    3,038,885 shares at December 31, 1996           13,615,550     4,386,834
  Accumulated deficit                               (3,641,180)   (2,938,423)
  Foreign currency translation                        (148,326)      (21,558)

        Total stockholders' equity                   9,826,044     2,072,313

                                                   $17,282,714   $10,745,410


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                               1997          1996    1997        1996

Service revenues             2,258,059   $2,375,601  $4,801,258    $4,719,718

Operating expenses:
  Cost of services           1,643,544    1,866,200   3,360,709     3,372,685
  Selling, general and
    administrative expenses  1,115,323      539,952   1,841,896     1,128,062
                             2,758,867    2,406,152   5,202,605     4,500,747
      Operating income (loss) (500,808)    (30,551)    (401,347)      218,971

Other income (expense):
  Interest expense            (104,269)   (202,232)    (276,283)     (363,939)
  Other                         99,876       4,963       84,278         6,760
                                (4,393)   (197,269)    (192,005)     (357,179)

      Loss before
        income taxes        $ (505,201)  $(227,820)  $ (593,352)   $ (138,208)

Provision for income taxes      31,993      23,636       84,001       122,761

  Net loss                  $ (537,194)  $(251,456)  $ (677,353)   $ (260,969)

Net loss per share
  of common stock           $    (0.12)   $    (.10) $    (0.22)   $     (.10)

Weighted average number
  of common shares
  outstanding                4,407,722   2,522,006    3,068,356     2,517,962



See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                Series AA                               Foreign
                Preferred      Common     Accumulated   Currency
                  Stock        Stock        Deficit    Translation     Total
Balance at
  December 31,
  1996          $   645,460  $ 4,386,834  $(2,938,423)  $ (21,558)  $ 2,072,313

Issuance of
  1,366,000
  shares of
  Common Stock,
  Net of
  offering costs        -      8,583,256          -           -      8,583,256

Net loss for
  three months
  ended March
  31, 1997              -            -       (140,159)        -       (140,159)

Payments of
  dividends             -            -        (12,731)        -        (12,731)

Translation
  adjustment at
  March 31, 1997         -            -           -       (84,005)     (84,005)

Balance at March
  31, 1997           645,460   12,970,090   (3,091,313)  (105,563)   10,418,674

Conversion of
  Series AA
  Preferred Stock   (645,460)     645,460          -          -             -

Net loss for
  Three months ended
  June 30, 1997          -            -       (537,194)       -       (537,194)

Payments of
  Dividends              -            -        (12,673)       -        (12,673)

Translation
  adjustment at
  June 30, 1997          -            -            -      (42,763)     (42,763)

Balance at June
  30, 1997        $      -    $13,615,550  $(3,641,180) $(148,326)   $9,826,044


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                      Six Months Ended
                                                           June 30,
                                                    1997             1996
Cash flows from operating activities:
  Net loss                                          $ (677,353)      $(260,969)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                  1,280,290        1,343,969
      Deferred income taxes                                -              8,870
      Other                                              1,048           (3,105)
    Change in operating assets and liabilities:
      Accounts receivable                             (434,711)        (38,139)
      Other current assets                            (229,647)         131,246
      Accounts payable                                (110,571)         181,575
      Accrued expenses                                 206,057          131,462
      Accrued income taxes                             (18,755)       (143,837)
Increase in other assets                               200,468         (50,620)
    Increase in deferred revenue                       736,816        1,330,803
    Increase (decrease) in customers' deposits           7,442           14,207

         Net cash provided by operating activities     961,084        2,645,462

Cash flows from investing activities:
  Acquisition of property and equipment               (527,192)       (282,684)

         Net cash used in investing activities        (527,192)       (282,684)

Cash flows from financing activities:
  Proceeds from sale of common stock, net            8,528,256              -
  Proceeds from bank line of credit                    100,000          250,000
  Payment of note payable to stockholder              (800,000)             -
  Principal payments on long-term debt and
    obligations under capital leases               (1,077,653)      (1,653,826)
  Payment of dividends on preferred stock              25,404)             -

            Net cash used in financing
              activities                             6,725,199      (1,403,826)

Effect of exchange rate changes on cash                (58,747)        (27,549)

Net increase (decrease) in cash and cash equivalents 7,100,344          931,402

Cash and cash equivalents at beginning of period       338,436          170,636

Cash and cash equivalents at end of period          $7,438,780       $1,102,039



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

 (3) For financial reporting purposes, income (loss) before income taxes for the three and six months ended June 30, 1997 and 1996, includes the following components:

                                Three months              Six months
                                ended June 30,           ended June 30,
    Pretax income (loss):   1997         1996         1997          1996
    United States           $ (592,445)  $ (292,277)  $(822,427)    $ (472,981)
    Foreign                     87,244       64,457     229,075        334,773

                            $ (505,201)    (227,820)  $(593,352)    $ (138,208)

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

(5) The Company called its Series AA Preferred Stock on June 30, 1997. All preferred shares were converted to Common Stock.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company reported revenue of $2,258,059 and $4,801,258 for the three and six months ended June 30, 1997, respectively. This compares to revenue of $2,375,601 and $4,719,718 for the comparable periods in 1996. The Company reported net losses of $537,194 and $677,353 for the three and six months ended June 30, 1997 after reporting net losses of $251,456 and $260,969 for the same periods in 1996. The increase in revenue in 1997 is attributable mainly to additional computer services revenues generated in North America associated with millennium consulting. Revenue recorded for the three and six months ended June 30, 1997 by the Company's subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys") was comparable to the revenue recorded for the same periods in 1996.

The losses incurred by the Company year to date reflect the early stage of development of the Year 2000 business, generally. To establish its presence in the growing Year 2000 market and to be in a position to bid for contracts, the Company has added technical, marketing and support staff and otherwise devoted substantial financial resources to build infrastructure to support growth in the volume of business expected to develop in the coming two years.

Consolidated service revenue decreased $117,542 and increased $81,540 for the three and six month periods ended June 30, 1997 when compared to the same periods in 1996.  Twinsys accounted for approximately
68% and 67% of consolidated service revenue, respectively, for these periods in 1997. It is expected that the percentage of the Company's consolidated service revenue generated by Twinsys will decrease during the remainder of 1997 due to the anticipated growth of revenues from millennium and outsourcing services in North America. The overall development of the millennium services market in Europe is slower than in North America. The Company currently has both outsourcing and millennium service contracts in process in North America.

The Company's cost of services decreased to $1,643,544 from $1,866,200 and $3,360,709 from $3,372,685 for the three and six months ended
June 30, 1997 when compared to the same periods in 1996, respectively. Selling general and administrative expenses increased approximately 107%
 for the three months ended June 30, 1997 and 63% for the six months ended June 30, 1997 when compared to the same periods in 1996. These increases reflect (i) significant growth in the Company's direct marketing staff in anticipation of increased demand for millennium and outsourcing services, and (ii) increases in expenditures for advertising, promotions, and trade shows both in North America and
 Europe regarding Year 2000 and other computer services offerings.
  In addition, following the completion of its public offering of Common Stock on March 31, 1997, the Company incurred increases in professional fees and other expenses related to investor relations services, stock market listing, and similar post-offering matters.
  Operating expenses as a percentage of total revenues are expected to increase over the last half of 1997 as the Company continues to add key personnel, facilities and equipment to meet the expected demand for millennium services.

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

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital totaling $5,623,528. In March 1997, the Company completed a public offering of its Common Stock that raised $8,592,982, net of offering expenses. The Company has used a portion of these offering proceeds to repay an $800,000 stockholder loan and to pay certain accounts payable, accrued expenses, and other current liabilities. The Company has also used offering proceeds to add marketing staff, project managers, and technical personnel in anticipation of the increased demand for millennium services during the next several months. In addition, the Company plans to use offering proceeds to establish and equip regional testing facilities as Year 2000 conversion projects enter the implementation phase. The Company established one such facility in North America during April 1997. The Company has plans to assist in the initial capitalization and financing of efforts to establish a presence in Europe for millennium services as well as
Euro currency conversion services.

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


                                        STRATEGIA CORPORATION


Date:         March 31, 1998              By:  \s\  Richard W. Smith
                                              Richard W. Smith, President
                                     (Chief Executive Officer)
                                     (Chief Financial Officer)
                                     (Chief Accounting Officer)