Form 10QSB/A
period 1997-09-30
STRATEGIA CORP
filed 1998-04-01
CIK 797221

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

Strategia Corporation hereby amends and restates Part I, Items 1 and 2 of its Quarterly report for the quarter ended September 30, 1997. An amended and restated Exhibit 27 is also filed herewith.

Part I
Item 1 - Financial Statements

                               STRATEGIA CORPORATION AND
SUBSIDIARIES


Condensed Consolidated Balance Sheets


                                               September 30,
December 31,
                                                     1997
1996
                                                  (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 6,124,680   $
338,436
  Accounts receivable, net                           1,526,116
1,099,636
  Other current assets                                 347,530
57,738
        Total current assets                         7,998,326
1,495,810


Property and equipment                              19,952,218
18,335,606
  Less accumulated depreciation and amortization    11,282,432
9,851,977
                                                     8,669,786
8,483,629

Other assets                                           373,198
765,971

                                                   $17,041,310
$10,745,410

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
8,673,097

Stockholders' equity:
  Preferred stock -- authorized 2,000,000 shares:

Series AA Convertible Preferred ($10 stated value);
    authorized 100,000 shares; issued and
    outstanding 0 shares at September 30, 1997
    and 64,546 shares at December 31, 1996                 -
645,460
  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,664,893 shares at September 30, 1997 and
    3,038,885 shares at December 31, 1996           13,621,276
4,386,834
  Accumulated deficit                               (4,375,915)
(2,938,423)
  Foreign currency translation                        (160,673)
(21,558)

        Total stockholders' equity                   9,084,688
2,072,313

                                                   $17,041,310
$10,745,410


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND
SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                               Three Months Ended   Nine Months
Ended
                                   September 30,     September 30,
                               1997          1996   1997
1996

Service revenues             $2,831,072   $2,287,694   $7,632,330
$7,007,412

Operating expenses:
  Cost of services             2,247,649   1,850,530    5,608,358
5,223,215
  Selling, general and
    administrative expenses    1,344,274     636,465    3,186,170
1,764,527
                               3,591,923   2,486,995    8,794,528
6,987,742
     Operating income (loss)    (760,851)   (199,301)  (1,162,198)
19,670

Other income (expense):
  Interest expense              (107,548)   (123,616)    (383,831)
(487,555)
  Other                          167,476       7,574      251,754
14,334
                                  59,928    (116,042)    (132,077)
(473,221)

      Loss before
        income taxes          $ (700,923)  $(315,343) $(1,294,275)
$ (453,551)

Provision for income taxes        33,812      23,636      117,813
129,723

  Net loss                    $ (734,735)  $(322,305) $(1,412,088)
$ (583,274)

Net loss per share
  of common stock             $    (0.16)  $   (0.13) $     (0.35)
$    (0.25)

Weighted average number
  of common shares
  outstanding                  4,664,715   2,535,320    4,070,425
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
8,583,256

Net loss for
  three months
  ended March
  31, 1997              -            -       (140,159)        -
(140,159)

Payments of
  dividends             -            -        (12,731)        -
(12,731)

Translation
  adjustment at
  March 31, 1997         -            -           -       (84,005)
(84,005)

Balance at March
  31, 1997           645,460   12,970,090   (3,091,313)  (105,563)
10,418,674

Conversion of
  Series AA
  Preferred Stock   (645,460)     645,460          -          -
-

Net loss for
  Three months ended
  June 30, 1997          -            -       (537,194)       -
(537,194)

Payments of
  Dividends              -            -        (12,673)       -
(12,673)

Translation
  adjustment at
  June 30, 1997          -            -            -      (42,763)
(42,763)

Balance at June
  30, 1997        $      -    $13,615,550  $(3,641,180) $(148,326)
$9,826,044


Net loss for
  Three months ended
  September 30, 1997     -            -       (734,735)       -
(734,735)

Translation
  adjustment at
  September 30, 1997     -            -            -      (12,347)
(12,347)

Adjustment for final
  offering costs         -          5,726          -          -
5,726

Balance at September
  30, 1997        $      -    $13,621,276  $(4,375,915) $(160,673)
$ 9,084,688


See notes to unaudited condensed consolidated financial statements.

                               STRATEGIA CORPORATION AND
SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                   Nine Months
Ended
                                                      September
30,
                                                  1997
1996
Cash flows from operating activities:
  Net loss                                        $(1,412,088)
$ (583,274)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                 1,955,862
1,960,793
      Deferred income taxes                               -
15,033
      Other                                             6,325
(2,244)
    Change in operating assets and liabilities:
      Accounts receivable                            (571,972)
(562,409)
      Other current assets                           (293,455)
340,701
      Accounts payable                                (16,967)
78,879
      Accrued expenses                              1,317,000
298,222
      Accrued income taxes                            (12,662)
(21,590)
Increase (decrease) in other assets                    323,626
(329,878)
    Increase in deferred revenue                      758,971
1,099,577
    Increase (decrease) in customers' deposits          3,161
(13,110)

         Net cash provided by operating activities  2,057,801
2,280,700

Cash flows from investing activities:
  Acquisition of property and equipment            (1,625,985)
(308,713)

         Net cash used in investing activities     (1,625,985)
(308,713)

Cash flows from financing activities:
  Proceeds from sale of common stock, net            8,533,982
1,200,000
  Proceeds from bank line of credit                    100,000
250,000
  Payment of note payable to stockholder              (800,000)
-
  Principal payments on long-term debt and
    obligations under capital leases                (2,417,856)
(2,192,452)
  Payment of dividends on preferred stock              (25,404)
(13,015)

            Net cash provided by (used in) financing
              activities                             5,390,722
(755,467)

Effect of exchange rate changes on cash                (36,294)
(22,903)

Net increase in cash and cash equivalents 5,786,244
1,193,617

Cash and cash equivalents at beginning of period       338,436
170,636

Cash and cash equivalents at end of period          $6,124,680
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

 (3) For financial reporting purposes, loss before income taxes for the three and nine months ended September 30, 1997 and 1996, includes the following components:

                                Three months             Nine
months
                             ended September 30,      ended
September 30,
    Pretax income (loss):   1997         1996         1997
1996
    United States          $  (793,127) $ (334,329)  $(1,615,554)
$(807,310)
    Foreign                     92,204       18,986       321,279
353,759

                            $ (700,923)    (315,343)  $(1,294,275)
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

(5)  The Company called its Series AA Preferred Stock on June 30,
  All preferred shares were converted to Common Stock.

(6) Revenue from Year 2000 compliance consulting and program renovation contracts is recognized as services are provided and costs are incurred.
For fixed-price contracts, revenue is recognized on the percentage-of-Completion method. Costs incurred to date as a percentage of estimated total contract costs is used to determine the percentage of completion because management considers expended costs to be the best available measure of progress on these contracts. Contract costs included all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.


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

Results of Operations

The Company reported revenue of $2,831,072 and $7,632,330 for the three and nine months ended September 30, 1997, respectively. This compares to revenue of $2,287,694 and $7,007,412 for the comparable periods in 1996. The Company reported net losses of $734,735 and $1,412,088 for the three and nine months ended September 30, 1997 after reporting net losses of $322,305 and $583,274 for the same periods in 1996.

The  losses  incurred by the Company through the third quarter reflect the early stage of development  of  the
Year 2000 business, generally. To establish its presence in the growing Year 2000 market and to be in a position to bid for contracts, the Company has added technical, marketing and support staff and otherwise devoted substantial financial resources to build infrastructure to support growth in the volume of business
expected  to  develop  in  the coming two  years.   The  Company's
quarterly  revenues  during the year have  been  affected  by  the
number  and  timing of its Year 2000 contracts  in  process.   The
Company entered into three Year 2000 contracts during the first half of 1997 and numerous other contracts since September 1, 1997, and currently has many proposals pending. During the first nine months of 1997, the number of contracts in process has been limited, and events that have affected the timing of revenue generated under specific contracts have resulted in significant variations in quarterly revenue. Factors contributing to the delay of the Company's generation of revenues during the third quarter include the limited number of contracts in  process,  delays in procuring new contracts  due  to  customer
unfamiliarity   with  evolving  industry  norms  for   Year   2000
contracts,   customers'  need  for  special  budgeting  approvals,
changing degrees of involvement by in-house customer personnel, technical issues, and other similar factors attributable to the
unique nature and potential impact of the Year 2000 problem.   The
Company   expects  Year  2000  services  to  make   a   meaningful
contribution to revenues during the fourth quarter. The impact of delays in revenue generation from specific contracts will diminish as the number of contracts in process continues to increase.

Consolidated service revenue increased $543,378 and $624,918 for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. Revenue from Year 2000 service contracts totaled approximately 5% of the Company's North American revenues recorded for the nine months ended September 30, 1997.

The Company's foreign subsidiary, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys") accounted for approximately 68% of consolidated service revenue for the three and nine month periods ended September 30, 1997. Revenue recorded by Twinsys for the three and nine months ended September 30, 1997 was comparable to the revenue recorded for the same periods in 1996. It is expected that the percentage of the Company's consolidated service revenue generated by Twinsys will decrease over the next year due to the anticipated growth  of  revenues  from Year 2000 services  in
North America. The Year 2000 services market is expected to develop more slowly in Europe than in North America. The Company currently has outsourcing contracts in process in North America and Year 2000 service contracts in process in both North America and Europe.

The Company's cost of services increased to $2,247,649 from $1,850,530 and $5,608,358 from $5,223,215 for the three and nine months ended September 30, 1997 when compared to the same periods in 1996, respectively. Cost of services has increased during 1997 as the Company develops the infrastructure required to support anticipated increases in demand for Year 2000 services. The changes include (i) significant growth in the Company's technical staff in both North America and Europe, (ii) start-up costs associated with a subsidiary providing millennium services in Europe, and (iii) establishment of the Company's first compliance testing center in North America. The Company expects to achieve its targeted level of staffing for Year 2000 projects by the first quarter of 1998. Further additions to its staff and equipment will only be made in response to greater demand for the Company's services. Cost of services as a percentage of revenue should begin to gradually decrease from current levels during the fourth quarter of 1997.

The Company's selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 increased approximately 111% and 81%, respectively, compared to the same periods in 1996. The increase is attributable to growth in direct marketing staff, advertising, promotions, and participation in trade shows both in North America and Europe relating to millennium and other computer service offerings. Following the completion of a public stock offering on March 31, 1997, the Company incurred increases in professional fees and other expenses related to investor relations services, stock market listing, and similar post-offering matters.

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

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital totaling $3,730,912. In March 1997, the Company completed a public stock offering that raised $8,592,982, net of offering expenses. The Company has used a portion of these offering proceeds to repay an $800,000 stockholder loan and to pay certain accounts payable, accrued expenses, and other current liabilities. The Company has also used offering proceeds to add marketing staff, project managers, and technical personnel in North America and Europe in anticipation of the increased demand for millennium services during the next several months. In addition, the Company plans to use offering proceeds to establish and equip regional testing facilities as Year 2000 conversion projects enter the implementation phase. The Company established one such facility in North America during the second quarter of 1997, and expended funds to capitalize and finance a new subsidiary based in Paris, France that will provide Year 2000 and Euro currency conversion services.

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

[/TABLE]