Form 10KSB/A
period 1997-12-31
STRATEGIA CORP
filed 1998-04-30
CIK 797221

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

6040 Dutchman's Lane
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998: Common stock -- $22,875,915.

The number of shares of the registrant's common stock outstanding as of March 27, 1998 -- 4,667,677 shares.

Strategia Corporation (the "Corporation") hereby amends its annual report on Form 10-KSB for the year ended December 31, 1997 to add the information required by Items 9 through 12 of Part III of Form 10-KSB.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information is furnished as of March 27, 1998, with respect to each of the Corporation's directors and executive officers. The Corporation's four directors hold office for a one-year term expiring at the Corporation's next annual meeting of shareholders or until their successors are elected and qualified.

           Name                Age      Position with the Corporation
       Richard W. Smith       44      President and Director
       James P. Buren         59      Director
       John P. Snyder         59      Secretary and Director
       John A. Brenzel        57      Director
       James A Huguenard      43      Vice President and General Counsel
       Roland Esnis           31      Vice President - European Operations
                                      Directeur General, Twinsys Dataguard SA

     Richard W. Smith has been President and a director of the Corporation since its inception in September 1984. Mr. Smith previously served as General Manager of PDW Computer Systems, Inc., which markets computer systems.

     James P. Buren has been a director of the Corporation since its inception in September 1984. Mr. Buren, who served as Executive Vice President - Technology of the Corporation for thirteen years prior to his retirement in October 1997, also provides consulting services to the Corporation. From 1980 to 1984, Mr. Buren was President and sole shareholder of Buren & Company, Inc., a data processing consulting firm.

     John P. Snyder has been a director of the Corporation since November 1984 and Secretary since 1985. During the past five years, Mr.Snyder has served as President and Chairman of EPI Corporation, which currently operates 20 nursing homes.

     John A. Brenzel, a director of the Corporation since November 1984, is a business consultant. From January 1991 until June 1994, Mr. Brenzel was President and Chief Executive Officer of Commonwealth Bank & Trust Company, Middletown, Kentucky. From 1984 to 1990, he was Chairman and Chief Executive Officer of Shelby County Trust Bank, Shelbyville, Kentucky.

     James A. Huguenard has served as Vice President and General Counsel of the Corporation since August 1997. Prior to August 1997, Mr. Huguenard was a member of the law firm Brown, Todd & Heyburn PLLC, where he had practiced since 1983.

     Roland Esnis has served as Vice President - European Operations since December 1997 and Directeur General of Twinsys Dataguard SA
("Twinsys"), the Corporation's Paris, France subsidiary since August 1995. Mr. Esnis joined Twinsys in a marketing position when it was established in February 1995. From July 1993 to February 1995 he held a similar position with Twinsys SA, and unrelated computer services firm whose operating assets were acquired by Twinsys. Mr. Esnis held marketing positions with Systar, a software company, from November 1991 to June 1993 and with the disaster recovery division of Telesystemes, a computer services affiliate of France Telecom, from January 1990 to November 1992.

     Richard W. Smith, James A. Huguenard, and Roland Esnis are the Corporation's executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Corporation's executive officers and directors and persons who beneficially own more than 10% of the Corporation's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required, the Corporation believes that during fiscal 1997, all the Reporting Persons complied with all applicable filing requirements, except that James E. Buchart filed Form 4 reports with respect to eight transactions by him in April, July, September and November 1997
 after the reports were due, and Richard W. Smith filed a Form 4 report with respect to one transaction in August 1997 after the report was due.

Item 10.  Executive Compensation.

     The following table sets forth the cash compensation earned by the Corporation's executive officers for each of the last three fiscal years.


                            Annual Compensation         Long-Term
Name and                                 Other Annual  Compensation Awards
Principal Position    Year Salary   Bonus   Compensation  Stock Underlying
                                               ***        Options (#)
Richard W. Smith,     1997 $156,585 $ 33,182         0            0
  President (Chief    1996  117,000        0         0       75,664
  Executive Officer)  1995  103,500   28,437         0       25,000

James P. Buren,       1997 $ 97,254 $ 20,452         0            0
  Director and        1996  105,000        0         0       64,631
  Consultant,         1995   93,000   14,788         0       17,500
  Formerly, Executive
  Vice President - Technology*

Roland Esnis          1997 $ 64,844 $ 42,647    $  0             0
Directeur General,    1996   68,716   40,647       0         15,000
  Twinsys Dataguard   1995** 56,864   23,530       0             0
  SA

*(Mr. Buren retired as Executive Vice President - Technology in October 1997.)
**(Mr. Esnis joined Twinsys on February 1, 1995.)
***(Perquisites and other personal benefits paid to the named executive officers did not exceed 10% of the total salary and bonus.)


     The Corporation currently does not have a retirement plan for its officers and employees.

Options Grants in Last Fiscal Year

     In 1997, no options were granted to the executive officers named in the summary compensation table.

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table sets forth as of December 31, 1997 the value of unexercised options granted to the Corporation's executive officers named in the summary compensation table pursuant to the Corporation's 1988 Stock Option Plan (the "1988 Plan"). In 1997, no options were exercised by the named executive officers under the 1988 Plan. The average of the closing bid and asked price of the Common Stock on December 31, 1997 was $7.625 per share.

                       Number of Shares Subject          Value of
                        to Unexercised Options          Unexercised
     Name            Exercisable    Unexercisable  In-the-Money
Options
Richard W. Smith      110,000               0            $ 248,126
James P. Buren         25,369          64,631            $ 186,379
James A. Huguenard          0          35,000            $       0
Roland Esnis                0          15,000            $   9,375

Director Compensation

     The Strategia 1988 Stock Option Plan (as amended by stockholders in
1989 and 1997) provides automatic grants of stock options to the Company's directors who are not employees. Beginning in the second quarter of 1997, options to purchase 1,000 shares of common stock have been granted quarterly to each nonemployee director. In addition, each nonemployee director who was not a director on May 15, 1989 will automatically be granted an option for 2,500 shares of common stock on May 15 following his subsequent election. Options for nonemployee directors are granted at the fair market value of the common stock on the grant date and vest on the first anniversary of the grant date.

    In 1997, Mr. Brenzel and Mr. Snyder each were granted options for 3,000 shares of Common Stock. The option exercise prices ranged from $8.50 to $12.88 per share. No options were exercised in 1997.

    In addition to the issuance of stock options, the Corporation paid its Directors $750.00 per meeting for attendance at regularly scheduled board meetings in 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 1998 with respect to the shares of Common Stock owned (i) by each person known to the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock (ii) by each of the Corporation's directors and executive officers, and (iii) by all directors and officers as a group. As of March 31, 1998, there were 4,667,677 outstanding shares of Common Stock, which is the Corporation's only class of voting shares.

     Directors and                Number                Percent
     Executive Officers         of Shares(1)           of Class(2)
     John P. Snyder
     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,397,937(3)              28.9%

     Richard W. Smith
     6040 Dutchman's Lane
     P. O. Box 37144
     Louisville, KY  40233        216,525(4)               4.5%

     James P. Buren
     6040 Dutchman's Lane
     P. O. Box 37144
     Louisville, KY  40233        129,778(5)               2.8%

     John A. Brenzel
     3501 Graham Rd.
     Louisville, KY  40207         84,544(6)               1.8%

     James A. Huguenard
     6040 Dutchmans's Lane
     P. O. Box 37144
     Louisville, KY  40233              0(7)                *

     Roland Esnis
     Twinsys Dataguard SA
     Tour Mirabeau
     39/43, Quai Andre Citroen
     75015 PARIS                        0(8)                *

     All current directors
     and officers as a
     group (6 persons)          1,828,784(9)              36.7%


     5% Beneficial Owners

     H. Joseph Schutte
     1410 Hadleigh Place
     Louisville, KY  40222        279,780(10)              5.9%

     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,363,903(11)             28.3%

* Indicates less than 1%.




                                  Number                Percent
     5% Beneficial Owners       of Shares(1)           of Class(2)
     EPI Corporation,
     John P. Snyder,
     Max G. Baumgardner,
     James E. Buchart,
     J. Ben Cress,
     Robert H. Loeffler,
     Henry A. Schumpf,
     Grace W. Wilkins
     9707 Shelbyville Rd.
     Louisville, KY  40223       1,585,933(11)(12)        32.7%



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

(2) Shares of Common Stock subject to options or warrants that are or will become exercisable within 60 days have been deemed outstanding for computing the percentage of class of the listed person or the group, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Includes 1,363,903 shares of Common Stock beneficially owned by EPI Corporation. (See footnote 12.) Mr. Snyder is President, a director, and largest single shareholder of EPI Corporation. Mr. Snyder shares voting and investment power with respect to, and disclaims beneficial ownership of, the shares owned by EPI Corporation, which are included once in the shares beneficially owned by all directors and officers as a group. Mr. Snyder's total also includes 4,000 shares subject to currently exercisable stock options, and 7,885 shares issuable upon the exercise of warrants.

(4) Includes 110,000 shares subject to currently exercisable stock options, 3,710 shares issuable upon the conversion of warrants, and 500 shares owned individually by Mr. Smith's wife.

(5) Includes 25,369 shares subject to currently exercisable stock options, and 3,710 shares issuable upon the exercise of warrants.

(6) Includes 4,000 shares subject to currently exercisable stock options, and 1,855 shares issuable upon the exercise of warrants.

(7) Does not include 35,000 shares subject to stock options that are not currently exerciseable.

(8) Does not include 15,000 shares subject to stock options that are not currently exercisable.

(9) Includes 34,589 shares subject to currently exercisable stock options held by nonexecutive officers in addition to shares beneficially owned by the four directors and executive officers listed in the table.

(10)    Includes 45,403 shares issuable upon the exercise of warrants.

(11)    Includes 153,271 shares issuable upon the exercise of warrants.

(12) Includes 1,363,903 shares of Common Stock beneficially owned by EPI Corporation, for which the named individuals, as directors of EPI Corporation, share voting and investment power. The individual members of this group together own the majority of shares of EPI Corporation. Also includes 23,082 shares issuable upon the exercise of warrants, and 4,000 shares issuable upon the exercise of options, respectively, held by group members other than EPI Corporation. Also includes 7,500 shares held by members of the immediate family of a group member for which beneficial ownership is disclaimed.

Item 12.  Certain Relationships and Related Transactions.

In 1992, EPI Corporation loaned $300,000 to the Corporation to finance the Corporation's purchase of certain equipment to be installed in its computer center. On January 17, 1995, EPI extended an additional $500,000 in credit under the loan to assist in financing the organization of, and purchase of certain assets by its French subsidiary. The annual interest rate paid on the loan was 1.5% above the "prime rate" as published in The Wall Street Journal. Each term of the loan was for 90 days, and the loan was renewed for additional 90-day terms through April 5, 1997. The loan was secured by a second mortgage on the Corporation's real estate. The Corporation also issued 15,000 shares of Common Stock to EPI Corporation when the loan was originally made in 1992, and an additional 1,000 shares of common stock per $100,000 outstanding principal balance upon each renewal of the loan for an additional 90-day term. John P. Snyder, a director of the Corporation, is President, a director and the largest shareholder of EPI Corporation. In March 1997, the Company paid off this $800,000 note payable to EPI with proceeds from its Common Stock offering.

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

James P. Buren, a director of the Corporation, entered into a consulting and non-competition agreement with the Corporation upon his retirement as Executive Vice President-Technology on October 24, 1997. The agreement provides that Mr. Buren will provide consulting services to the Corporation, including technical product development, quality control and marketing, for a term through March 31, 2000. For his consulting services, Mr. Buren is paid a fixed daily rate based on services actually performed, subject to minimum weekly compensation based on his availability for service. The agreement provides that an option for 64,631 shares granted to Mr. Buren in 1996 will become exerciseable in eight equal installments from April 1998 to January 2000. Mr. Buren also agreed to certain restrictions on the timing of any sale by him of shares of common stock currently subject to options and warrants and is entitled to certain rights to have his shares registered in an underwritten offering of Common Stock by the Company. Mr. Buren has agreed to continue to serve as a director of the Corporation so long as he is nominated and elected each year and to resign as a director upon the request of the other members of the Board of Directors. The agreement also contains certain non-competition and confidentiality covenants.

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



                                             STRATEGIA CORPORATION


Date:  April 30, 1998
                                          By  /s/ Richard W. Smith


                                             Richard W. Smith,
President