Form 10QSB
period 1998-03-31
STRATEGIA CORP
filed 1998-05-15
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998

                                     OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                      Commission File Number 0-21662

                           Strategia Corporation
            (Exact name of registrant as specified in its charter)

           Kentucky                                       61-1064606
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)
6040 Dutchmans Lane, P.O. Box 37144, Louisville, KY       40233-7144
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         502-426-3434

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,667,677 as of May 13, 1998



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets


                                                  March 31,     December 31,
                                                    1998          1997
                                                 (Unaudited)    (Audited)
Assets
Current assets:
  Cash and cash equivalents                        $ 2,566,115    $ 3,866,763
  Accounts receivable, net                           3,504,279      1,509,055
  Unbilled revenue                                   1,504,324        460,254
  Other current assets                                 198,809        148,869

        Total current assets                         7,773,527      5,984,941

Property and equipment                              20,124,480     19,559,572
  Less accumulated depreciation and amortization    12,768,581     12,066,617

                                                     7,355,899      7,492,955

Other assets                                           307,717        767,521

                                                   $15,437,143    $14,245,417

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    46,727    $    45,465
  Current installments of obligations
    under capital leases                               781,366      1,101,996
  Deferred revenue                                     578,783        375,085
  Accounts payable                                     659,244        938,749
  Accrued income taxes                                 (77,648)      (145,603)
  Accrued expenses and other current liabilities     2,191,450      1,385,286

        Total current liabilities                    4,179,922      3,700,978

Long-term debt, excluding current installments         920,968        933,133
Obligations under capital leases,
    excluding current installments                     434,120        565,495
Customers' deposits                                     32,629         37,810
Deferred revenue                                     1,910,737        948,750
Deferred income taxes                                  394,357        435,499

        Total liabilities                            7,872,733      6,621,665

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,667,677 shares                                13,883,965     13,866,001

  Accumulated deficit                               (6,162,511)    (6,095,924)
  Foreign currency translation adjustment             (157,044)      (146,325)

        Total stockholders' equity                   7,564,410      7,623,752

                                                   $15,437,143    $14,245,417


See notes to unaudited condensed consolidated financial statements.



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  1998                 1997
Service revenues                              $ 5,404,632          $ 2,543,199

Operating expenses:
  Cost of services                              3,184,380            1,717,165
  Selling, general and administrative expenses  2,158,444              726,573
                                                5,342,824            2,443,738

        Operating income                           61,808               99,461

Other income (expense):
  Interest expense                                (77,101)            (172,014)
  Other income (expense)                          (13,912)             (15,598)
                                                  (91,013)            (187,612)

Loss before income taxes                          (29,205)             (88,151)

Income taxes                                       37,382               52,008

        Net loss                              $   (66,587)        $   (140,159)


Net loss per common and common
  equivalent share                            $     (0.01)           $   (0.04)

Weighted average number of common and
  common equivalent shares outstanding          4,667,677            3,840,353

See notes to unaudited condensed consolidated financial statements.


                              STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                                                      Foreign
                              Common   Accumulated    Currency
                              Stock      Deficit     Translation    Total
Balance at
  December 31,
  1997                    $ 13,866,001 $(6,095,924)   $(146,325) $ 7,623,752

Net loss for
  three months
  ended March
  31, 1998                         -       (66,587)         -        (66,587)

Stock options issued
  for services                  17,964         -            -         17,964

Translation
  adjustment at
  March 31, 1998                   -           -        (10,719)     (10,719)

Balance at March
  31, 1998                $ 13,883,965 $(6,162,511)   $(157,044) $ 7,564,410

See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                   1998                  1997
Cash flows from operating activities:
  Net loss                                  $   (66,587)           $  (140,159)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization             837,120                689,724
      Other                                      66,928                 (1,310)
    Change in operating assets and liabilities:
      Accounts receivable                    (2,035,367)            (1,077,843)
      Unbilled revenue                       (1,044,070)              (250,761)
      Other current assets                      (50,086)              (173,370)
      Accounts payable                         (268,975)               169,046
      Accrued expenses and other current
        liabilities                             773,803                269,403
      Accrued income taxes                       27,440                 33,908
    (Increase) decrease in other assets         442,774                224,805
    Increase (decrease) in deferred
        income taxes                            (29,496)                   -
    Increase in deferred revenue              1,205,810              1,146,036
    Increase in customers' deposits              35,498                 43,142

            Net cash provided by operating
              activities                       (105,208)               932,621

Cash flows from investing activities:
  Acquisition of property and equipment        (763,683)              (171,721)

            Net cash used in investing
              activities                       (763,683)              (171,721)

Cash flows from financing activities:
  Proceeds from sale of common stock, net                            8,528,256
  Proceeds from bank line of credit                                    100,000
  Payment of note payable to stockholder            -                 (800,000)
  Principal payments on long-term debt and
    obligations under capital leases           (454,689)              (478,860)
  Payments of dividends on preferred stock          -                  (12,731)

            Net cash provided by (used in)
              financing activities             (454,689)             7,336,665

Effect of exchange rate changes on cash          22,932                (30,473)

Net increase (decrease) in cash and cash
  equivalents                                (1,300,648)             8,067,092


Cash and cash equivalents at beginning of
  period                                      3,866,763                338,436

Cash and cash equivalents at end of period  $ 2,566,115            $ 8,405,528


See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1998

(1) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months then ended.

(2) This financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(3) For financial reporting purposes, income (loss) before income taxes for the three month periods ended March 31, 1998 and 1997, includes the following components:

                                 Three months
                                ended March 31,
    Pretax income (loss):   1998         1997
    United States           $  347,204   $ (229,978)
    Foreign                   (376,409)     141,827

                            $  (29,205)  $  (88,151)


The provision for income tax expense is attributable to earnings from foreign operations.

(4) Basic and diluted loss per share is based on net loss less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period. Basic and diluted per share amounts are not materially different at March 31, 1998 and 1997.

(5)	Revenue from Year 2000 compliance consulting and program renovation contracts is recognized as services are provided and costs are incurred.
For fixed-price contracts, revenue is recognized on the percentage-of-completion method. Costs incurred to date as a percentage of estimated total contract costs is used to determine the percentage of completion because management considers expended costs to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.


MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

The information set forth below, "Management's Discussion and Analysis" as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements are set forth below in "Management's Discussion and Analysis." and in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, under the heading "Certain Factors that May Affect Future Results."

Results of Operations

The Company reported revenue of $5,404,632 for the three months ended March 31, 1998. This compares to revenue of $2,543,199 for the comparable period in 1997. The Company reported net loss of $66,587 for the three months ended March 31, 1998, compared to a net loss of $140,159 for the three months ended March 31, 1997. The increase in revenue in 1998 is attributable principally to an increase in North American millennium services revenue of approximately $2.9 million. Millennium services revenue comprised approximately 55 percent of the Company's consolidated revenue for the quarter ending March 31, 1998, but made no significant contribution to the comparable quarter in 1997.

The Company's two principal French subsidiaries, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys") and Strategia Europe S.A.S. (hereinafter referred to as "Strategia Europe") principally offer disaster recovery and millennium services, respectively. Twinsys accounted for approximately 36 percent of the Company's consolidated service revenue for the three-month period ending March 31, 1998, compared to approximately 63 percent for the full year 1997. This decrease in relative contribution is due to the increase in North American millennium services revenue. Strategia Europe had a net loss for the three months ended March 31, 1998 of approximately $270,000. Strategia Europe is in the start-up phase of providing millennium services. To build its capability, it has invested in human resources and has incurred marketing expenses. As a result, Strategia Europe has been able to sign a number of millennium services contracts. However, many of these contracts are at their early phases and have not generated sufficient revenue to cover expenses.

The Company's cost of services increased to $3,184,380 from $1,717,165 in the three months ended March 31, 1998, when compared to the same period in 1997. Selling, general and administrative expenses increased to $2,158,444 in the three months ended March 31, 1998, compared to $726,573 for the three months ended March 31, 1997. These increases are principally due to costs incurred to sell and provide millennium services both in North America and in Europe.

Interest expense for the three-month period ended March 31, 1998, was $77,101 compared to $172,014 for the comparable period in 1997. The change is due to a reduction in debt following the Company's public offering of its Common Stock that closed in March 1997. Interest expense in 1998 is principally related to capital leases.

The provision for income taxes totaled $37,382 and $52,008 for the three-month period ended March 31, 1998 and 1997, respectively. This provision is due to French income tax resulting from income of Twinsys.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital totaling $3,593,605. Accounts receivable and unbilled revenue increased $1,955,224 and $1,044,070, respectively, from their comparable balances at December 31, 1997. The increase in accounts receivable occurs consistently at Twinsys during specific periods of it business cycle and are attributable to the multi-month invoices that are generated by Twinsys for its backup services customers. The increase in unbilled revenue is attributable to the larger number millennium services engagements that were in progress in North America at March 31, 1998.

Pending the use for working capital needs, the Company maintains excess cash in short-term, investment-grade, interest-bearing securities. The Company has no present plans to make significant and capital expenditures this year and it believes it has adequate capital resources to support its cash requirements for the remainder of the year.


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


                                              STRATEGIA CORPORATION


Date:       May 15, 1998                      By:  /s/  Richard W. Smith

                                                   Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                       Date

/s/ Richard W. Smith               President and Director    May 15, 1998
Richard W. Smith                   (Chief Executive Officer)
                                   (Chief Financial Officer)
                                   (Chief Accounting Officer)
