Form 10QSB/A
period 1997-03-31
STRATEGIA CORP
filed 1998-06-18
CIK 797221

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

(7) The financial statements for the three month period ended March 31, 1997 were amended to reflect a re-calculation of revenue recognized under the percentage of completion method for Year 2000 compliance consulting and program renovation contracts. The following summarizes the impact of the resulting adjustments on the financial statements:


                                                Three months
                                            ended March 31, 1997

                                         Adjustments
                                      Increase (decrease)      Revised
    Revenue                            $ (158,649)            $2,543,199
    Net income (loss)                    (158,649)              (140,159)
    Net income (loss) per share        $     (.04)            $     (.04)



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


                                              STRATEGIA CORPORATION


Date:       June 18, 1998                    By:  /s/  Richard W. Smith

                                                   Richard W. Smith, President
                                   (Chief Executive Officer)
                                   (Chief Financial Officer)
                                   (Chief Accounting Officer)