Form 10QSB/A
period 1997-06-30
STRATEGIA CORP
filed 1998-06-18
CIK 797221

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

(7)  The financial statements for the three and six month periods ended
June 30, 1997 were amended to reflect a recalculation of revenue recognized under the percentage of completion method for Year 2000 compliance consulting and program renovation contracts. The following summarizes the impact of the resulting adjustments on the financial statements:


                                       Three months
                                    ended June 30,1997

                              Adjustments
                          Increase (decrease)             Revised
    Revenue                   $ (513,791)               $ 2,258,059
    Net income (loss)         $ (513,791)               $  (537,194)
    Net income (loss)         $     (.11)               $      (.12)
         per share


                                         Six months
                                   ended June 30,1997

                              Adjustments
                          Increase (decrease)             Revised
    Revenue                   $ (672,440)               $ 4,801,258
    Net income (loss)         $ (672,440)               $  (677,353)
    Net income (loss)         $     (.21)               $      (.22)
         per share



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