Form 10QSB/A
period 1997-09-30
STRATEGIA CORP
filed 1998-06-18
CIK 797221

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

Part I
Item 1. - Financial Statements

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

                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                Series AA                               Foreign
                Preferred      Common     Accumulated   Currency
                  Stock        Stock        Deficit    Translation     Total
                                                                              Balance at
  December 31,
  1996          $   645,460  $ 4,386,834  $(2,938,423)  $ (21,558) $ 2,072,313

Issuance of
  1,366,000
  shares of
  Common Stock,
  Net of
  offering costs        -      8,583,256          -           -      8,583,256

Net loss for
  three months
  ended March
  31, 1997              -            -       (140,159)        -       (140,159)

Payments of
  dividends             -            -        (12,731)        -        (12,731)

Translation
  adjustment at
  March 31, 1997         -            -           -       (84,005)     (84,005)

Balance at March
  31, 1997           645,460   12,970,090   (3,091,313)  (105,563)  10,418,674

Conversion of
  Series AA
  Preferred Stock   (645,460)     645,460          -          -             -

Net loss for
  Three months ended
  June 30, 1997          -            -       (537,194)       -       (537,194)

Payments of
  Dividends              -            -        (12,673)       -        (12,673)

Translation
  adjustment at
  June 30, 1997          -            -            -      (42,763)     (42,763)

Balance at June
  30, 1997        $      -    $13,615,550  $(3,641,180) $(148,326)  $ 9,826,044


Net loss for
  Three months ended
  September 30, 1997     -            -       (734,735)       -       (734,735)

Translation
  adjustment at
  September 30, 1997     -            -            -      (12,347)     (12,347)

Adjustment for final
  offering costs         -          5,726          -          -           5,726

Balance at September
  30, 1997        $      -    $13,621,276  $(4,375,915) $(160,673)  $ 9,084,688


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

 (3) For financial reporting purposes, loss before income taxes for the three and nine months ended September 30, 1997 and 1996, includes the following components:

                                Three months             Nine months
                             ended September 30,      ended September 30,
    Pretax income (loss):   1997         1996         1997          1996
    United States          $   (793,127) $ (334,329)  $(1,615,554)  $(807,310)
    Foreign                     92,204       18,986       321,279     353,759

                            $ (700,923)  $ (315,343)  $(1,294,275)  $(453,551)

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

(7) The financial statements for the three and nine month periods ended September 30, 1997 were amended to reflect a recalculation of revenue recognized under the percentage of completion method for Year 2000 compliance consulting and program renovation contracts. The following summarizes the impact of the resulting adjustments on the financial statements.


                                      Three months
                                 ended September 30,1997

                              Adjustments
                          Increase (decrease)             Revised
    Revenue                   $  263,422                $ 2,831,072
    Net income (loss)         $  263,422                $  (734,735)
    Net income (loss)         $      .05                $      (.16)
         per share


                                        Nine months
                                   ended September 30,1997

                              Adjustments
                          Increase (decrease)             Revised
    Revenue                   $ (409,018)               $ 7,632,330
    Net income (loss)         $ (409,018)               $(1,412,088)
    Net income (loss)         $     (.10)               $      (.35)
         per share


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

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