Form 10QSB
period 1998-06-30
STRATEGIA CORP
filed 1998-08-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,667,677 as of August 13, 1998



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets


                                                  June 30,     December 31,
                                                    1998          1997
                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 2,122,872    $ 3,866,763
  Accounts receivable, net                           3,023,662      1,509,055
  Unbilled revenues                                  1,665,534        460,254
  Other current assets                                 368,340        148,869

        Total current assets                         7,180,408      5,984,941

Property and equipment
  Cost                                              20,795,468     19,559,572
  Less accumulated depreciation and amortization    13,579,036     12,066,617

         Net plant and equipment                     7,216,432      7,492,955

Other assets                                           326,980        767,521

                                                   $14,723,820    $14,245,417

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    46,727    $    45,465
  Current installments of obligations
    under capital leases                               906,022      1,101,996
  Deferred revenue                                     441,758        375,085
  Accounts payable                                     835,843        938,749
  Accrued expenses and other liabilities             2,363,764      1,385,286
  Accrued income taxes                                 (61,508)      (145,603)

        Total current liabilities                    4,532,606      3,700,978

Long-term debt, excluding current installments         909,829        933,133
Obligations under capital leases,
    excluding current installments                     381,208        565,495
Customers' deposits                                     24,863         37,810
Deferred revenue                                     1,117,314        948,750
Deferred income taxes                                  367,275        435,499

        Total liabilities                            7,333,095      6,621,665

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,667,677 shares                                13,883,965     13,866,001

  Accumulated deficit                               (6,339,902)    (6,095,924)
  Foreign currency translation adjustment             (153,338)      (146,325)

        Total stockholders' equity                   7,390,725      7,623,752

                                                   $14,723,820    $14,245,417


See notes to unaudited condensed consolidated financial statements.



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                             Three Months Ended          Six Months Ended
                                  June 30,                    June 30,
                            1998        1997             1998         1997
Service revenues         $ 5,727,667  $ 2,258,059    $ 11,132,299  $ 4,801,258

Operating expenses:
  Cost of services         3,990,823    1,643,544       7,544,571    3,360,709
  Selling, general and
   administrative expenses 1,810,823    1,115,323       3,599,899    1,841,896

                           5,801,646    2,758,867      11,144,470    5,202,605

      Operating
       income (loss)         (73,979)    (500,808)        (12,171)    (401,347)

Other income (expense):
  Interest expense           (77,716)    (104,269)       (154,817)    (276,283)
  Other income (expense)     (36,532)      99,876         (50,445)      84,278
                            (114,248)      (4,393)       (205,262)    (192,005)

Loss before income taxes    (188,227)    (505,201)       (217,433)    (593,352)

Income tax provision         (10,836)      31,993          26,546       84,001

        Net loss         $  (177,391) $  (537,194)   $   (243,979) $  (677,353)


Net loss per share of common stock:
  Basic                  $     (0.04) $   (0.12)     $      (0.05) $     (0.22)

  Diluted                $     (0.04) $   (0.12)     $      (0.05) $     (0.22)

Weighted average number of common
  shares outstanding       4,667,677    4,407,722       4,667,677    3,068,356

See notes to unaudited condensed consolidated financial statements.


                              STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                                                      Foreign
                              Common   Accumulated    Currency
                              Stock      Deficit     Translation    Total
Balance at
  December 31,
  1997                    $ 13,866,001 $(6,095,924)   $(146,325) $ 7,623,752

Net loss for
  three months
  ended March
  31, 1998                         -       (66,587)         -        (66,587)

Stock options issued            17,964         -            -         17,964

Translation
  Adjustment for March 31, 1998    -           -        (10,719)     (10,719)

Balance at March
  31, 1998                $ 13,883,965 $(6,162,511)   $(157,044) $ 7,564,410

Net loss for three months
  Ended June 30, 1998              -      (177,391)         -       (177,391)

Stock options issued               -           -            -            -

Translation adjustment
  For June 30, 1998                -           -          3,706        3,706

Balance at June 30, 1998  $ 13,883,965 $(6,339,902)   $(153,338) $ 7,390,725

See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                        Six Months Ended
                                                           June 30,
                                                   1998                  1997
Cash flows from operating activities:
  Net loss                                  $  (243,979)           $  (677,353)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization           1,570,073              1,280,290
      Other noncash items                        15,547                  1,048
    Change in operating assets and liabilities:
      Accounts receivable                    (1,514,607)              (434,711)
      Unbilled revenue                       (1,205,280)                   -
      Other current assets                     (219,471)              (229,647)
      Accounts payable                         (102,906)              (110,571)
      Accrued expenses and other current
        liabilities                             978,478                206,057
      Accrued income taxes                       84,095                (18,755)
    (Increase) decrease in other assets         440,541                200,468
    Increase (decrease) in deferred revenues    235,237                736,816
    Increase (decrease) in customer deposits    (12,947)                 7,442
    Increase (decrease) in deferred
        income taxes                            (68,224)                   -

            Net cash provided by (used in)
              operating activities              (43,443)               961,084

Cash flows from investing activities:
  Purchases of property and equipment        (1,292,834)              (527,192)

            Net cash used in investing
              activities                     (1,292,834)              (527,192)

Cash flows from financing activities:
  Proceeds from sale of common stock, net           -                8,528,256
  Proceeds from bank line of credit                 -                  100,000
  Payment of note payable to stockholder            -                 (800,000)
  Principal payments on long-term debt and
    obligations under capital leases           (402,303)            (1,077,653)
  Payments of dividends on preferred stock          -                  (25,404)

            Net cash provided by (used in)
              financing activities             (402,303)             6,725,199

Effect of exchange rate on changes in cash       (5,311)               (58,747)

Net increase (decrease) in cash and cash
  Equivalents at beginning of year           (1,743,891)             7,100,344

Cash and cash equivalents at beginning of
  Year                                        3,866,763                338,436

Cash and cash equivalents at end of period  $ 2,122,872            $ 7,438,780


See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1998


(1) This financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(2) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the periods then ended.

(3) The Company provides a variety of information technology services, including millennium consulting, disaster recovery, and outsourcing services, both in North America (principally the United States) and internationally. Services are provided internationally through two French subsidiaries.
One of the subsidiaries, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"), principally provides disaster recovery services, while Strategia Europe S.A. (hereinafter referred to as "Strategia Europe"), principally provides millennium consulting services. Revenues and pretax income (loss) are shown below by geographical component:

                             Three months                Six months
                            ended June 30,              ended June 30,
    Service revenues:   1998         1997            1998         1997
      United States     $3,405,156   $  738,123    $ 6,877,636  $1,537,111
      International      2,322,511    1,519,936      4,254,663   3,264,147

                        $5,727,667   $2,558,059    $11,132,299  $4,801,258

    Pretax income (loss):
      United States     $   11,602   $ (592,445)   $   390,175  $ (822,427)
      International       (199,829)      87,244       (607,608)    229,075

                        $ (188,227)  $ (505,201)   $  (217,433) $ (593,352)



(4) Revenue, for fixed price millennium and other consulting engagements, is recognized on the percentage-of-completion method. Actual costs incurred to date, as a percentage of estimated total contract costs, is used to determine the percentage-of-completion, since management considers expended costs to be the best available measure of progress on these contracts. Contract costs include all direct and indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue from non-fixed-price contracts is recognized as services are provided and costs are incurred. Selling, general and administrative costs are charged to expense as incurred.

The provision for income tax expense is attributable to earnings from foreign operations.

(5) Basic and diluted loss per share is based on net loss less preferred dividends divided by the weighted average number of common and equivalent shares outstanding during the period.


MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

The information set forth below in "Management's Discussion and Analysis" as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements include the uncertain and undeveloped market for millennium services, the availability of technical personnel, the Company's relationship with automated tool vendors, the Company's plan to expand the services it offers, the limited time in which a market for millennium servies is expected to exist, the Company's financial resources, and competitive factors. These and other factors are set forth below in "Management's Discussion and Analysis" and described in greater detail in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, under the heading "Certain Factors that May Affect Future Results."

Results of Operations

The Company generated revenues of $5.7 million for the three months ended
June 30, 1998, versus revenues of $2.3 million for the comparable three-month period in 1997. For the six months ended June 30, 1998, the Company recorded revenues of $11.1 million. This was a 132% increase over the first six months of 1997 and equaled revenues earned for the entire 1997 fiscal year.

The Company incurred a net loss of $177 thousand for the three months ended June 30, 1998, compared to a net loss of $537 thousand for the three months ended June 30, 1997. For the six-month period ended June 30, 1998, the Company incurred a net loss of $244 thousand, as compared to a net loss of $677 thousand for the comparable period in 1997.

The significant increase in 1998 revenues is attributable principally to an increase in North American millennium services revenue, as compared to the prior year. North American millennium services revenues were approximately 54% of the Company's consolidated service revenues for the six-month period ending June 30, 1998. In the 1997 period, the comparable percentage was less than 3%. The majority of the North American millennium services revenues were generated from consulting services, with a much smaller percentage from code renovation and compliance testing services.

The Company's two principal French subsidiaries accounted for approximately 38% of the Company's consolidated service revenue for the six-month period ending June 30, 1998, compared to approximately 63% for the full year 1997. This decrease in relative contribution is primarily due to the increase in North American millennium services revenue as described above. The French companies had a combined pretax loss of $200 thousand for the three months ended June 30, 1998, and $608 thaousand for the six-month period ended June 30, 1998, primarily due to Strategia Europe being in the start-up phase of providing millennium services.

The consolidated operating loss for the three months ended June 30, 1998, decreased to $74 thousand from a $501 thousand loss in 1997. The operating loss for the six-month period was $12 thousand, as compared to $401 thousand in the comparable 1997 period. The reduction in operating losses in 1998, as compared to 1997, was primarily due to revenues generated from North American millennium consulting services in 1998. During the three-month and six-month periods ended June 30, 1998, the Company's costs increased significantly over the prior year as expenditures were incurred in anticipation of the demand for millennium services in both North America and Europe. Selling, general and administrative expenses of $1.8 million for the three months ended June 30, 1998, were flat, as compared to the first quarter of 1998, and 31.6% of sales versus 33.1% in the first quarter of 1998.

Other income (expense), net was significantly worse in the three-month period ended June 30, 1998, versus the comparable period in 1997. This is primarily due to less interest income being earned on short-term investments in 1998 due to the increased investment in working capital and costs to develop the millennium consulting business. Interest expense is principally related to capital leases.

The provision for income taxes principally relates to French income tax resulting from the income of Twinsys that cannot be offset by operating losses elsewhere.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital totaling $2.6 million. Accounts receivable and unbilled revenue have increased a combined $2.7 million since December 31, 1997, with the combined balance at June 30, 1998, being $4.7 million versus $1.4 million at June 30, 1997. The increase is attributable to the 1998 increase in revenues and the larger number of millennium services engagements in progress at June 30, 1998.

Net property and equipment of $7.2 million declined slightly since December 31, 1997. This was due primarily to the depreciation expense exceeding assets purchased or leases capitalized for accounting purposes.

The Company maintains any excess cash balances in short-term, investment-grade, interest-bearing securities. The Company has no present plans to make significant capital expenditures this year and it believes it has adequate resources to support its cash requirements for the remainder of the year.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security-Holders

    None.

Item 5.  Other Events.

    The Company's 1998 Annual Meeting has been scheduled for September 16, 1998. The Company expects to exercise discretionary voting authority granted under any proxy form which is properly executed and returned to the Company on any matter that may properly come before the 1998 Annual Meeting unless written notice of the matter is delivered to the Company at its corporate offices, addressed to the Secretary of the Company, not later than August
21, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K filed April 30, 1998
              Item 4. Changes in Registrant's Certifying Accountants






                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              STRATEGIA CORPORATION


Date:     August 10, 1998                     By:  /s/  Richard W. Smith

                                                   Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                       Date

/s/ Richard W. Smith               President and Director  August 10, 1998
Richard W. Smith                   (Chief Executive Officer)
/s/ Paul E. Phillips, Jr.          (Chief Financial Officer)
    Paul E. Phillips, Jr.          (Chief Accounting Officer)
