Form 10QSB
period 1998-09-30
STRATEGIA CORP
filed 1998-11-16
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,667,677 as of September 30, 1998



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets


                                                  June 30,     December 31,
                                                    1998          1997
                                                 (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                        $ 1,769,421    $ 3,866,763
  Accounts receivable, net                           3,370,935      1,509,055
  Unbilled revenues                                  1,348,691        460,254
  Other current assets                                 325,913        148,869

        Total current assets                         6,814,960      5,984,941

Property and equipment
  Cost                                              21,710,158     19,559,572
  Less accumulated depreciation                     14,815,769     12,066,617

         Net plant and equipment                     6,894,389      7,492,955

Other assets                                           378,090        767,521

                                                   $14,087,439    $14,245,417

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    49,356    $    45,465
  Current installments of obligations
    under capital leases                               693,631      1,101,996
  Deferred revenue                                   1,240,626        375,085
  Accounts payable                                   1,031,955        938,749
  Accrued expenses and other liabilities             1,901,631      1,354,632
  Accrued income taxes                                 123,246       (145,603)

        Total current liabilities                    5,040,445      3,670,324

Long-term debt, excluding current installments         895,614        933,133
Obligations under capital leases,
    excluding current installments                     369,038        565,495
Customers' deposits                                     19,062         37,810
Deferred revenue                                     1,397,658        948,750
Deferred income taxes                                  264,780        435,499
Minority interest                                       62,365         30,654

        Total liabilities                            8,048,962      6,621,665

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,667,677 shares                                13,883,965     13,866,001

  Accumulated deficit                               (7,861,876)    (6,095,924)
  Accumulated other comprehensive income (loss)         16,388       (146,325)

        Total stockholders' equity                   6,038,477      7,623,752

                                                   $14,087,439    $14,245,417


See notes to unaudited condensed consolidated financial statements.



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                             Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                            1998        1997             1998         1997
Service revenues         $ 4,602,841  $ 2,831,072    $ 15,735,140  $ 7,632,330

Operating expenses:
  Cost of services         3,907,171    2,247,649      11,451,742    5,608,358
  Selling, general and
   administrative expenses 2,143,702    1,344,274       5,743,601    3,186,170

                           6,050,873    3,591,923      17,195,343    8,794,528

      Operating loss      (1,448,032)    (760,851)     (1,460,203)  (1,162,198)

Other (income) expense:
  Interest expense            56,461      101,914         188,906      372,799
  Interest income            (11,676)    (155,511)        (63,511)    (194,899)
  Other (income)expense      (38,294)      (6,331)         86,358      (45,823)
                               6,491      (59,928)        211,753      132,077

Loss before income taxes  (1,454,523)    (700,923)     (1,671,956)  (1,294,275)

Income tax provision          67,450       33,812          93,996      117,813

        Net loss         $(1,521,973) $  (734,735)   $ (1,765,952) $(1,412,088)


Net loss per share of common stock:
  Basic                  $     (0.33) $   (0.16)     $      (0.38) $     (0.35)

  Diluted                $     (0.33) $   (0.16)     $      (0.38) $     (0.35)

Weighted average number of common
  shares outstanding       4,667,677    4,664,715       4,667,677    4,070,425

See notes to unaudited condensed consolidated financial statements.

                              STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

                           Three months ended        Nine months ended
                              September 30,            September 30,
                           1998         1997          1998          1997
Net loss               $(1,521,973)  $ (734,735)   $(1,765,952)  $(1,412,088)
Other comprehensive
  income (loss), net of tax:
Foreign currency translation
  adjustments              169,726      (12,347)       162,713      (139,115)

Comprehensive loss     $(1,352,247)  $ (747,082)   $(1,603,239)  $(1,551,203)

See notes to unaudited condensed consolidated financial statements.



                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                   1998                  1997
Cash flows from operating activities:
  Net loss                                  $(1,765,952)           $(1,412,088)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depreciation and amortization           2,344,563              1,955,862
      Other noncash items                       (50,454)                 6,325
    Change in operating assets and liabilities:
      Accounts receivable                    (1,861,880)              (571,972)
      Unbilled revenue                         (888,437)                   -
      Other current assets                     (177,044)              (293,455)
      Accounts payable                           93,206                (16,967)
      Accrued expenses and other current
        liabilities                             546,999              1,317,000
      Accrued income taxes                      268,849                (12,662)
    (Increase) decrease in other assets         389,431                323,626
    Increase (decrease) in deferred revenues  1,314,449                758,971
    Increase (decrease) in customer deposits    (18,748)                 3,161


            Net cash provided by (used in)
              operating activities              194,982              2,057,801

Cash flows from investing activities:
  Purchases of property and equipment        (1,526,109)            (1,625,985)

            Net cash used in investing
              activities                     (1,526,109)            (1,625,985)

Cash flows from financing activities:
  Proceeds from sale of common stock, net           -                8,533,982
  Proceeds from bank line of credit                 -                  100,000
  Payment of note payable to stockholder            -                 (800,000)
  Principal payments on long-term debt and
    obligations under capital leases, net      (695,096)            (2,417,856)
  Payments of dividends on preferred stock          -                  (25,404)

            Net cash provided by (used in)
              financing activities             (695,096)             5,390,722

Effect of exchange rate on changes in cash      (71,119)               (36,294)

Net increase (decrease) in cash and cash
  equivalents                                (2,097,342)             5,786,244

Cash and cash equivalents at beginning of
  year                                        3,866,763                338,436

Cash and cash equivalents at end of period  $ 1,769,421            $ 6,124,680


See notes to unaudited condensed consolidated financial statements.


                               STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                                                    Accumulated
                                                       Other
                              Common   Accumulated  Comprehensive
                              Stock      Deficit    Income (Loss)   Total
Balance at
  December 31,
  1997                    $ 13,866,001 $(6,095,924)   $(146,325) $ 7,623,752

Net loss for
  three months
  ended March
  31, 1998                         -       (66,588)         -        (66,588)

Stock options issued            17,964         -            -         17,964

Foreign currency
  adjustment                       -           -        (10,719)     (10,719)

Balance at March
  31, 1998                $ 13,883,965 $(6,162,512)   $(157,044) $ 7,564,409

Net loss for three months
  ended June 30, 1998              -      (177,391)         -       (177,391)

Foreign currency
  adjustment                       -           -          3,706        3,706

Balance at June 30, 1998  $ 13,883,965 $(6,339,903)   $(153,338) $ 7,390,724

Net loss for three months
  ended September 30, 1998         -    (1,521,973)         -     (1,521,973)

Foreign currency
  adjustment                       -           -        169,726      169,726

Balance at
  September 30, 1998      $ 13,883,965 $(7,861,876)   $  16,388  $ 6,038,477


See notes to unaudited condensed consolidated financial statements.


STRATEGIA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1998


(1) This financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(2) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the periods then ended.

(3) The Company provides a variety of information technology services, including millennium consulting, disaster recovery, and outsourcing services, both in the United States and internationally. Services are provided internationally through two French subsidiaries. One of the subsidiaries, Twinsys Dataguard S.A. (hereinafter referred to as "Twinsys"), principally provides disaster recovery services, while Strategia Europe S.A.S. (hereinafter referred to as "Strategia Europe"), principally provides millennium consulting services. Revenues and pretax income (loss) are shown below by geographical component:

                             Three months                Nine months
                           ended September 30,        ended September 30,
    Service revenues:   1998         1997            1998         1997
      United States    $ 2,075,985   $  893,856   $ 8,953,621   $ 2,430,967
      Foreign            2,526,856    1,937,216     6,781,519     5,201,363

                       $ 4,602,841   $2,831,072   $15,735,140   $ 7,632,330

    Pretax income (loss):
      United States    $(1,570,554)  $ (793,127)  $(1,180,379)  $(1,615,554)
      Foreign              116,031       92,204      (491,577)      321,279

                       $(1,454,523)  $ (700,923)  $(1,671,956)  $(1,294,275)



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

STRATEGIA CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

The information set forth below in "Management's Discussion and Analysis" as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements include the uncertain and undeveloped market for millennium services, the availability of technical personnel, the Company's relationship with automated tool vendors, the Company's plan to expand the services it offers, the limited time in which a market for millennium servies is expected to exist, events that affect the timing of the Company's recognition of service revenues, the Company's financial resources, and competitive factors. These and other factors are set forth below in "Management's Discussion and Analysis" and described in greater detail in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, under the heading "Certain Factors that May Affect Future Results."

Results of Operations

The Company generated revenues of $4.6 million for the three months ended September 30, 1998, versus revenues of $2.8 million for the comparable three-month period in 1997. For the nine months ended September 30, 1998, the Company recorded revenues of $15.7 million. This was a 106% increase over the irst nine months of 1997 and exceeded revenues for the entire 1997 fiscal year by $4.7 million.

The Company incurred a net loss of $1.5 million for the three months ended September 30, 1998, compared to a net loss of $735 thousand for the three months ended September 30, 1997. For the nine-month period ended September 30, 1998, the Company incurred a net loss of $1.8 million, as compared to a net loss of $1.4 million for the comparable period in 1997.

The significant increase in 1998 revenues is attributable principally to an increase in North American millennium services revenue, as compared to the prior year. North American millennium services revenues were approximately 49% of the Company's consolidated service revenues for the nine-month period ending September 30, 1998. In the 1997 period, the comparable percentage was approximately 11%. The majority of the North American millennium services revenues were generated from consulting services, with a much smaller percentage from code renovation and compliance testing services.

The Company's two principal French subsidiaries accounted for approximately 43% of the Company's consolidated service revenue for the nine-month period ending September 30, 1998, compared to approximately 63% for the full year 1997. This decrease in relative contribution is primarily due to the increase in North American millennium services revenue as described above. The French companies had a combined pretax income of $116 thousand for the three months ended September 30, 1998, and $492 thousand pretax loss for the nine-month period ended September 30, 1998. The nine-month pretax loss was primarily due to Strategia Europe being in the start-up phase of providing millennium services.

The consolidated operating loss for the three months ended September 30, 1998, increased to $1.4 million from a $761 thousand loss in 1997. The operating loss for the nine-month period was $1.5 million, as compared to $1.2 million in the comparable 1997 period. The increased operating losses in 1998, as compared to 1997, were primarily due to losses generated by the millennium services operations in both North America and France. During the three-month and nine-month periods ended September 30, 1998, the Company's costs increased significantly over the prior year as expenditures were incurred in anticipation of the demand for millennium services in both North America and Europe. Selling, general and administrative expenses of $2.1 million for the three months ended September 30, 1998, increased over the quarterly rate or $1.8 million established in the first two quarters of 1998, primarily due to the establishment of a provision for bad debts of $200,000 in the third quarter. The consolidated operating loss of $1.4 million for the third quarter, as compared to a breakeven for the first six months, was due to revenues being approximately $1.0 million lower in the third quarter than in the first two quarters of 1998, and the $200 thousand bad debt provision taken in the third quarter.

Other income (expense), net was worse in the three-month period ended September 30, 1998, versus the comparable period in 1997. This was primarily due to less interest income being earned on short-term investments in 1998 due to the increased investment in working capital and costs incurred to develop the millennium services business. Interest expense was principally related to capital leases and a mortgage on the U.S. data center.

The provision for income taxes principally related to French income taxes resulting from the income of Twinsys and its majority-owned subsidiary that can not be offset by operating losses elsewhere.

Financial Conditions, Liquidity and Capital Resources

At September 30, 1998, the Company had working capital totaling $1.8 million. Accounts receivable and unbilled revenues have increased a combined $2.7 million since December 31, 1997, with the combined balance at September 30, 1998, being $4.7 million. The increase is attributable to the 1998 increase in revenues and the larger number of millennium services engagements in progress at September 30, 1998.

Net property and equipment of $6.9 million declined slightly since December 31, 1997. This was due primarily to the depreciation expense exceeding assets purchased and leases capitalized for accounting purposes.

The Company maintains any excess cash balances in short-term, investment-grade, interest-bearing securities. The Company has no present plans to make significant capital expenditures this year and it believes it has adequate resources to support its cash requirements for the remainder of the year. Should the Company continue to sustain operating losses of the magnitude sustained in the three months ended September 30, 1998, there would be a need for additional cash resources during the next twelve months to sustain operations.

Year 2000 Compliance Status

The Company is an information technology services company, the majority of its current revenues being derived by providing Year 2000 consulting and project management services. The Company also provides disaster recovery backup services. The Company has previously made a review of all of its revenue generating mainframe computers, both in the United States and France. It believes all equipment to be Year 2000 compliant, with the exception of one Bull mainframe computer, which has been replaced. All other critical internal systems are also believed to be Year 2000 compliant.

However, in order to reconfirm and formally document compliance, the Company is currently engaged in the formal process of determining compliance utilizing its professional staff that provides similar services to the Company's customers. It is anticipated that this formal process will be completed by the end of March 1999. Corrective actions required will be determined at that time. It is not anticipated that there will be a requirement to incur any material costs or make significant capital expenditures in order to become Year 2000 compliant.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security-Holders

    The 1998 Annual Meeting of the Company's shareholders was held on September 16, 1998. Four directors were elected to a term lasting until the next annual shareholders meeting: John A. Brenzel, James P. Buren, Richard W. Smith, and John P. Snyder. Voting information with respect to the matters submitted to shareholders is set forth below.

    Election of Directors
                          For               Withheld
    Mr. Brenzel        3,917,254             8,374
    Mr. Buren          3,917,254             8,374
    Mr. Smith          3,916,629             8,999
    Mr. Snyder         3,917,254             8,374

Item 5.  Other Events.

    On September 28, 1998, the Registrant announced that James P. Buren resigned from the Board of Directors. Mr. Buren retired from his position as Executive Vice President in October 1997.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K filed October 8, 1998
              Item 4. Changes in Registrant's Certifying Accountants




                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              STRATEGIA CORPORATION


Date:     November 16, 1998                    By:  /s/  Richard W. Smith
                                                   Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                       Date

/s/ Richard W. Smith               President and Director  November 16, 1998
Richard W. Smith                   (Chief Executive Officer)
/s/ Paul E. Phillips, Jr.          Vice President and Chief Financial Officer
    Paul E. Phillips, Jr.          (Chief Accounting Officer)
