Form 10KSB
period 1998-12-31
STRATEGIA CORP
filed 1999-04-01
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

  X  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 1998.


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

6040 Dutchmans Lane, Suite 400
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998:
  Common stock -- $3,500,758.

The number of shares of the registrant's common stock outstanding as of
March 25, 1999 -- 4,667,677 shares.

                          REFERENCE

Portions of the Corporation's Definitive Proxy Statement is incorporated by reference into Part III of this Form 10-KSB.


                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Preliminary Note Regarding Forward-Looking Statements

     The information set forth in "Item 1. Description of Business" and in "Item 6. Management's Discussion and Analysis of Operations and Financial Condition" of this report includes "forward-looking statements." For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements, including, without limitation, those set forth under "Certain Factors That May Affect Future Results" and in other sections of "Item 1. Description of Business" and in "Item 6. - Management's Discussion and Analysis."

GENERAL

     Strategia Corporation ("Strategia") and its subsidiaries(together referred to as the "Company") provides a variety of information technology services including Year 2000 consulting, disaster recovery, and outsourcing services, both in the United States and in Europe. Since 1984 the Company has specialized in assisting business organizations and government agencies prepare for and avert the consequences of unknown, unplanned interruption in data processing of large-scale computer systems. The Company has provided disaster recovery services to more than 200 large and medium-sized organizations in diverse industries. During 1997, the Company developed resources and began to provide services to business organizations, government agencies and non-profit organizations to assist clients in preparing for and implementing the conversion of their computers and other systems to allow those systems to function without interruption on and after January 1, 2000. The problem these systems may have processing the change in century is often referred to as the "Year 2000" problem. During 1998 the Company provided Year 2000 services to approximately 75 different organizations in the United States and France.

     The Company has provided alternate site processing in North America since 1984 to users of large-scale Bull (formerly Honeywell) computers and to users of IBM computers since 1993. Similar services have been provided in Europe since 1995, through a wholly-owned subsidiary, Twinsys Dataguard S.A., for users of Bull computer systems; and for UNIX-based computer systems since 1996. Clients are entitled to use the Company's data centers in Louisville, Kentucky and Paris, France if the client's data center is rendered inoperable as a result of natural disaster, fire, sabotage or other emergency. The Company also provides contingency planning consulting services that assess a client's vulnerability to an unplanned interruption of data processing and assist the client in preparing a contingency plan to allow critical business functions to resume as promptly as possible.

     Year 2000 Services involve assisting clients in various aspects of assessing the magnitude of and resolving its Year 2000 problem. This service represents a natural extension of the Company's historical contingency planning and disaster recovery services. The Company believes the added information technology skills, expertise and familiarity with client systems that it expects to develop through Year 2000 Services will strengthen its capability to provide a broader range of information technology services in the future.

INDUSTRY BACKGROUND

YEAR 2000 SERVICES

     THE YEAR 2000 PROBLEM. For several decades programmers typically encoded years into computer programs using a two-digit format (e.g., "96" for "1996") rather than a complete four-digit format. The use of a two-digit date format makes it impossible to distinguish between dates in different centuries. Computer programs asked to process a date after the year 1999 may interpret the date as 100 years earlier than the intended date (e.g. 1905 for 2005), may go to an arbitrary default date such as 1980, may fail to process the date or may fail altogether. Even if the particular program will accommodate a 21st century date, it may be unable to communicate that date to other programs with which it must interact.

     The extensive reliance of business, government, and other organizations upon computer-based information systems make it essential for these organizations to assess and resolve their Year 2000 problem. Many organizations are being required to analyze and modify their current systems. In addition to problems arising in its own systems, an organization may be indirectly affected by the date-dependent computer programs and databases used by other organizations.

     The Year 2000 problem, however, is not limited to mainframe computers. Mid-range and personal computers are also susceptible. In addition, there are many medical, industrial and infrastructure devices which have embedded chip technology that utilize dates for ensuring proper maintenance and other purposes. These devices may also fail when the date changes centuries. The effect of failure of these devices could range from inconveniences to disastrous.

DISASTER RECOVERY SERVICES

    Disaster recovery services are intended to reduce a business or government organization's vulnerability to unanticipated interruptions of critical information processing functions. The day-to-day operations of most business, government and other organizations require immediate and continuous access to their information processing system. In many cases, the failure of such systems or critical aspects thereof, even for short periods of time, can affect vital organizational functions, with potentially critical losses to the organization and its clients or constituents. Such dependence on the computer system makes organizations vulnerable to catastrophic losses if their centralized information processing operations are significantly interrupted as a result of natural disasters, fire, sabotage, strike, long-term power outage, explosion, or other unanticipated event. Disaster Recovery services include alternate site processing and contingency planning consulting services.

OUTSOURCING

     Business organizations are transferring information processing functions to outside vendors with increasing frequency as a result of strategic, financial, operational, and technological factors. The shift in recent years towards client/server based computer applications, the dispersion of processing into networks, rapidly advancing and changing technology, and the tendencies of businesses to "mix and match" new hardware and software applications from a variety of sources have increased the complexity of the information systems of most organizations. Many organizations have found it cost-effective to use outside vendors to manage information technology issues such as compatibility of applications, customizing applications for specialized uses (reengineering), monitoring advances in technology, and managing technological obsolescence. As a greater portion of information processing resources are being directed toward specialized technologies and applications for particular revenue generating activities, information managers are focusing on reducing the costs of operating older "legacy" mainframe systems that often remain in use for recordkeeping and other traditional business functions. By outsourcing, an organization may be able to devote more resources to business development and other strategic functions rather than more routine functions and to take advantage of the efficiencies in personnel, systems maintenance, and software licensing costs offered by a vendor who operates legacy systems for multiple clients.

COMPANY SERVICES

YEAR 2000 SERVICES

      The Company's Year 2000 services include identification and analysis of the magnitude of a client's potential Year 2000 problem, project management services in connection with coordinating the client's Year 2000 resolution program, conversion of computer software date fields, and testing the performance of the converted software. The Company also provides consulting services in connection with Year 2000 embedded chip and personal computer technologies. The Company offers these services either separately or together for organizations that prefer a turnkey solution for their entire Year 2000 project. Each is described in more detail below.

      IMPACT AND ALTERNATIVES ANALYSIS. The impact and alternatives analysis is intended to give senior management a clearer understanding of the organization's operational and financial risks in order to make informed decisions about resolving the Year 2000 problem. The impact and alternatives assessment initially identifies critical planning issues such as lead times, technology and personnel requirements, and estimated costs. The Company's consultants then work with the organization's technical personnel to analyze the organization's operating systems, utilities, third party products, and network environments in order to identify exposures and assess alternatives. The analysis addresses the Year 2000 issues and risks specific to the organization, including the importance of certain business applications, related liabilities, and costs and benefits of various Year 2000 compliance alternatives.

     MAGNITUDE ASSESSMENT. The Company conducts a detailed analysis of an organization's computer software application portfolio, data, and application interfaces in order to permit selection of the optimal conversion strategy for the organization. The process involves preliminary identification of date fields, data, and program source codes requiring modification; examination of interdependencies of applications, platforms and standards; evaluation of potential problems arising from inconsistent data definitions and field naming conventions, the use of multiple synonyms and hard coded date values; and the development of appropriate conversion techniques.

     CODE CONVERSION. The Company may assist the organization in developing a comprehensive conversion plan. The plan prioritizes the conversion sequence, defines the conversion approach, and directs critical elements of the conversion such as unit testing, bridging converted applications to non-converted applications, and managing changes. Programs and data are then systematically converted, according to the plan. Following the conversion, the converted code should be validated. The Company may contract to provide some or all of these services depending on each customer's needs. For example, the organization may elect to perform its own code conversion, but may request independent validation and verification of the process.

     EMBEDDED CHIP AND PERSONAL COMPUTERS. The Company provides consulting services assisting its clients to identify Year 2000 issues with embedded chips and personal computers and to develop remediation and testing plans to address the issues.

     COMPLIANCE TESTING. Industry analysts as well as federal banking and securities regulatory agencies have publicly emphasized the importance of adequate testing of Year 2000 conversions because of the need to have compliant systems operating no later than January 1, 2000. The number and complexity of interrelated applications typically involved in a business or government organization's information system, as well as the critical nature of a substantial number of these applications to the conduct of the business or government function, increase the importance of thorough testing before the organization relies on converted applications. In order to provide an alternative to the inefficient piecemeal approach, the Company invested in testing resources that would allow organizations to test their entire converted system at one time, thus reducing the length and complexity of both the conversion and testing processes. In 1997, the Company opened a Year 2000 code renovation and compliance testing center in Shelbyville, Kentucky. In spite of the apparent need for extensive testing, the Company has experienced virtually no demand for testing utilizing the Shelbyville facility. Its primary testing services have revolved around assisting clients to develop their own testing models.

DISASTER RECOVERY SERVICES

     Alternate site processing subscribers are entitled, in the event of a disaster, to immediate use of the Company's IBM, Bull or UNIX-based computer systems together with all required peripheral, communications, and support equipment. Use of certain peripheral and support systems and office space is included in the basic service level, and additional peripheral equipment is available at higher levels of service at additional cost. If a disaster occurs, the client may process at the hot site for specified periods. Pricing levels of client contracts depend on the amount of capacity on the large-scale Bull, IBM, and UNIX computers to be made available to the customer and the particular configuration of the peripheral and communications equipment needed.
Subscribers are also entitled to a certain amount of testing time at the Company's hot sites where the Company's technical personnel work with the client's information services staff to ensure the compatability of the organization's applications with the back-up system under various disaster scenarios.

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

OUTSOURCING

     The Company provides data center outsourcing to users of Bull and IBM computer systems in North America from its Louisville, Kentucky data center. Depending on client preferences, the Company can operate a client's older "legacy" computer systems on a permanent basis or during a transition to a new computing platform, provide temporary capacity during seasonal peak load periods, or assume other information management functions that organizations may elect to outsource. Systems re-engineering, for example, converts applications developed internally for a legacy system for use in more versatile "open systems." Although the Company intends to continue to pursue opportunities in this area, its current revenues from outsourcing are not significant.

SALES AND MARKETING

     The Company currently maintains marketing personnel in both the United States and Europe. In the U.S. the Company has adopted a unified marketing structure in which each marketing representative sells all of the Company's services. These representatives are backed by various technical specialists. This approach supports cross selling opportunities and account control. In Europe, marketing is divided between Year 2000 services and disaster recovery services.

      The Company's marketing strategy is to increase recognition of Strategia Corporation as a provider of Year 2000 services as well as a wide range of information technology services. Whenever possible, the Company intends to capitalize on relationships with past and present customers and vendors. This includes a continuing focus on both (i) its historic base of clients and (ii) industries such as health care, government, education, utilities and manufacturing where it has developed significant Year 2000 business. The Company plans to capitalize on its familiarity with the computing environment of these industries and the relationships it has in order to develop additional Year 2000 services business during 1999 and a broader range of post-Year 2000 services. The Company also intends to cultivate partnership relationships in order to develop new business.

     Over the last eighteen to twenty-four months, the Company's U.S. sales and marketing efforts have focused almost exclusively on Year 2000 services, which accounted for 86% of U.S. revenues in 1998. During 1999, the Company will not only focus on selling Year 2000 services, but will also focus on developing new information technology service offerings. There is, however, no assurance that the Company will successfully transition its U.S. business from primarily being a Year 2000 problem services provider to being a provider of other information technology services. Furthermore, the demand for Year 2000 services throughout the entire year of 1999 is unknown at this time.

CLIENTS

     During 1998, France Telecom and its affiliated divisions, together accounted for $1.7 million, or 20%, of the Company's consolidated disaster recovery backup services revenue. Most of the Company's contracts with its alternate site processing clients are for multi-year terms. The loss of any of the Company's major clients could materially and adversely affect its business, operating results and financial condition.

     The Company generated Year 2000 service revenues in 1998 from approximately 40 different clients in the U.S. and 35 different clients in Europe. These services are not of a repetitive nature and can not be expected to recur in 1999 from the same customers.

COMPETITION

     The markets for the Company's information technology services are highly competitive. The primary competitive factors are the skills, expertise, and experience of the provider's personnel, the ability of such personnel to provide effective solutions to information processing problems, the availability of facilities and equipment in certain circumstances, and price. The Company believes that its emphasis on customer service, its experience in data center operations, its ability to offer end-to-end solutions, and its reputation for offering quality Year 2000 and contingency planning consulting services may distinguish Strategia from its competitors.

     The demand for information technology services has increased in recent years due to new technologies, due to competitive pressures that exist for all businesses in the global economy to operate more effectively and efficiently, and due to the need to solve the Year 2000 problem.

     Many of the Company's competitors are more established, benefit from greater name recognition, and have substantially greater financial, technical and marketing resources than the Company. There are no significant proprietary or other barriers to entry into the consulting business other than the need for technical expertise. As a result, there can be no assurance that competitors will not develop methodologies that gain more market acceptance than the Company's methodologies. Entry into disaster recovery and data center outsourcing services, however, may involve the acquisition of substantial amounts of computer hardware and software. On the other hand, the increase in the popularity of network systems has reduced the demand for main-frame computer systems from mid-size users, the Company's historical customer base.

INTELLECTUAL PROPERTY

     The Company's intellectual property primarily consists of the methodologies developed for use in its Year 2000 services, computer disaster recovery, and contingency planning businesses. The Company does not have any patents and relies upon a combination of trade secret, copyright and trademark laws, and contractual restrictions to establish and protect its ownership of its proprietary methodologies. The Company generally enters into non-disclosure and confidentiality agreements with its employees and clients. Despite these precautions, it may be possible for an unauthorized third party to replicate the Company's methodologies or to obtain and use information that the Company regards as proprietary.

PERSONNEL

     As of December 31, 1998, the Company had 66 full-time employees in its U.S. operations. The Company had 52 full-time employees in its European operations in Paris, France.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented by management from time to time.

     CONTRACTION OF HISTORICAL BUSINESS BASE. For more than a decade, the Company had been the leading provider of disaster recovery backup services to users of Bull computer systems in North America. However, the Company's revenues from this historical business have declined significantly in recent years as the number of large Bull data centers in North America has decreased from approximately 700 in 1986 to less than 100 in 1998. In addition, since 1994 an affiliate of Groupe Bull has been offering computer backup services in North America. The Company's revenues in the United States from disaster recovery services for Bull computers were approximately $830 thousand in 1998, are expected to decline to approximately $500 thousand in 1999, and may decline even more dramatically in 2000.

     The Company has sought to expand the range of information technology services it can offer to customers in recent years, as the market for its historical disaster recovery business has contracted. The Company has offered disaster recovery backup services for certain IBM computer systems since 1993 in the U.S., and began in February 1995 to offer Bull backup services in France, where the number of data centers using Bull computers is much larger than in North America. However, it is anticipated that the number of Bull based computer data centers in France will decline over the coming years.
In 1997, the Company expanded into providing Year 2000 services. In 1998, Year 2000 services accounted for 86% of revenues in the U.S. and 58% of total revenues. Demand for Year 2000 services, however, is expected to diminish significantly after 1999, and may diminish before that.

     The development of new information technology service offerings is in an early stage and there can be no assurance that the Company will be able to develop a portfolio of information technology services that will allow it to be competitive in the IT services business. The inability to maintain its Year 2000 services business during 1999 or to develop other information technology services required by clients after 1999 would materially and adversely affect the Company's business, operating results and financial condition.

     RECENT LOSS AND ACCUMULATED DEFICIT. The Company incurred a consolidated loss of $2.4 million for the year ended December 31, 1998, following a $3.1 million loss in 1997. The Company has expended significant amounts of cash to support marketing and other activities related to the establishment of its Year 2000 services business. The chief source of cash during the last two years has been net proceeds of approximately $8.6 million from a public stock offering completed during the first quarter of 1997. Revenues from Year 2000 services and disaster recovery computer services are the only material sources currently available to meet the Company's operating and capital requirements. Because of the various business risks described elsewhere in this discussion of factors that may affect future results, there can be no assurance that the Company will be consistently profitable.

     VARIATION IN RESULTS. The Company has experienced and expects to experience fluctuations in its quarterly results. A variety of factors influence the level of the Company's revenues in a particular quarter, including the number, requirements, and nature of Year 2000 projects, changes during the course of projects that may impact the timing and current scope of work in progress, general economic conditions that may influence decisions by clients and potential clients to invest in or replace their computer systems, decisions by management to rely on in-house information technology personnel for some or all of a client's or a potential client's information systems projects, the ability of certain clients to terminate their engagements without penalty, competition for engagements, and other factors, many of which are beyond the Company's control. A significant portion of the Company's current cost structure does not vary in relation to the Company's level of revenues. If revenues for a particular quarter do not meet expectations, operating results will be adversely affected. Gross margins will vary based upon a number of factors, including employee utilization rates, as well as the type and number of consulting engagements performed by the Company during a particular period. Because the Company bids a majority of its Year 2000 projects on a fixed-fee basis, there is a risk on any project that the amount bid will not provide the anticipated level of profit.

     AVAILABILITY OF TECHNICAL PERSONNEL. The information technology services business requires the availability of knowledgeable, skilled technical personnel. The Company competes with major computer, communications, consulting and software companies, as well as information technology departments of major corporations, in seeking to attract qualified personnel. There can be no assurance that the Company will be able to attract and retain appropriate personnel.

     COMPETITION. As described elsewhere, the markets for Year 2000 services and the Company's other information technology services are highly competitive. A large number of companies engaged in the information technology services business are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, there are no significant proprietary or other barriers to entry in the information technology consulting services industry. There can be no assurance that the Company will be able to compete successfully against its competitors or that the competitive pressures faced by the Company will not affect its financial performance. (See "Item 1. Description of Business-Competition.")

     RAPID TECHNOLOGICAL CHANGE. The information technology services industry is characterized by evolving technology and changing methodologies. The Company's future success will depend on its ability to innovate, to update its proprietary methodologies, and to develop niches in providing information technology business services.

     CONCENTRATION OF CLIENTS. The Company's ten largest disaster recovery backup services clients in 1998 accounted for approximately 38% of consolidated disaster recovery revenues. Most of the Company's contracts with its alternate site processing clients are for multi-year terms. The loss of any of the major clients of the Company could materially and adversely affect the Company's business, operating results and financial condition. Although some Year 2000 service contracts are significant in size, these services are not of a repetitive nature. New clients for new services must continually be developed. (See "Item 1. Description of Business-Clients.")

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located at 6040 Dutchmans Lane, Suite 400, Louisville, Kentucky. These offices consist of approximately 16,000 square feet and are leased for an initial term of six years, ending January 8, 2004. The Company's U.S. computer center is located at 10301 Linn Station Road, Louisville, Kentucky, in a two-story, 27,900 sq. ft. building on approximately two acres, which the Company owns subject to a mortgage. The Company also leases a 28,000 square foot data center in Shelbyville, Kentucky that was expected to be dedicated to Year 2000 code renovation and compliance testing. The initial term of the lease is five years ending March 31, 2002. Due to the lack of Year 2000 code renovation and compliance testing business, commercial real estate brokers have been engaged to dispose of this facility. The offices of Twinsys, including its 1,000 square meter computer center, and Strategia Europe are located in leased space in commercial office buildings in Paris, France. The current term of the data center lease expires December 31, 1999. The additional office space required to accommodate the growth in the consulting services business has a lease that expires in 2002.

     The equipment at the Company's Louisville, Kentucky facility is both owned and leased. The data center contains an IBM 3090-600 class system, and three large-scale Bull systems consisting of a DPS 9000/542, a DPS 8000/83, and a DPS 90/94. The DPS 8000/83 and DPS 90/94 are not Year 2000 compliant. The DPS 9000/542 system, as currently configured, is not Year 2000 compliant Although the CPU itself is Year 2000 compliant. The Shelbyville, Kentucky, facility is also equipped with an IBM 3090-600 class system.

     Substantially all of the equipment at the Paris, France facility is leased. The data center contains ten large-scale and mid-range Bull computer systems as well as a number of smaller UNIX-based systems. Although two older systems may not be Year 2000 compliant, all critical systems are believed to be Year 2000 compliant.

     The Company's payments due under its capital leases for its computer equipment, and its current operating leases for equipment and facilities are set forth in Note 6 of Notes to Consolidated Financial Statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

      Strategia's Common Stock has traded on the American Stock Exchange since August 6, 1997. Prior to that date the Common Stock traded on the over-the-counter market. The Company believes it has approximately 700 beneficial owners of the Company's Common Stock. The following table sets forth the quarterly range of high and low closing sale prices per share reported on the American Stock Exchange during 1998 and from August 6, 1997 through December 31, 1997, and the ranges of high and low bid quotations per share from January 1, 1997 through August 5, 1997, according to National Quotation Bureau, Inc.

                             1998                      1997
     Quarter          High          Low          High          Low
     First           $9.13        $7.00         $8.63        $6.50
     Second           9.63         4.88         15.75         7.50
     Third            5.75         2.19         15.38        12.75
     Fourth           2.13          .63         13.75         7.63

     The bid and asked quotations prior to August 6, 1997 reflect interdealer quotations without retail mark-up, mark-down, or commissions and do not necessarily represent actual transactions. On March 25, 1999, the closing sale price reported for the Common Stock was $.75 per share.

     Since its inception in 1984, the Company has not paid any dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

The information set forth below in "Management's Discussion and Analysis" as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.
Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements include the uncertain market for Year 2000 services, the availability of technical personnel, the Company's relationship with automated tool vendors, the Company's plan to expand the services it offers, the limited time in which a market for Year 2000 services is expected to exist, events that affect the timing of the Company's recognition of service revenues, the Company's financial resources, and competitive factors. These and other factors are set forth below in " Management's Discussion and Analysis" and described in greater detail elsewhere in the Company's annual report under the heading "Certain Factors That May Affect Future Results."

Results of Operations

The Company generated revenues of $21.6 million for the year ended December 31, 1998 versus revenues of $11.0 million for 1997. The Company incurred a net loss of $2.4 million for the year ended December 31, 1998, compared to a net loss of $3.1 million in 1997.

The significant increase in 1998 revenues is attributable principally to an increase in Year 2000 services revenues, in both the United States and France, as compared to the prior year. Year 2000 services revenues in the United States were approximately 48% of the Company's consolidated service revenues for the year ended December 31, 1998. In the 1997 year, the comparable percentage was approximately 13%. The majority of the United States Year 2000 services revenues in 1998 were generated from consulting and project management services, with a much smaller percentage from Year 2000 code renovation and compliance testing services.

The Company's French subsidiaries accounted for approximately 45% of the Company's consolidated service revenue for the year ended December 31, 1998, compared to approximately 63% for the full year 1997. This decrease in relative contribution is primarily due to the increase in North American Year 2000 services revenue as described above. The 1998 pretax loss in France was primarily due to Strategia Europe.

Revenues and pretax loss are shown below by geographical component:


                                               Year ended
                                              December 31,
                                         1998               1997
Service revenues:
  United States                      $11,941,536       $ 4,050,591
  Foreign                              9,680,036         6,971,381
                                      ----------        ----------

                                     $21,621,572       $11,021,972
                                      ----------        ----------

Pretax loss:
  United States                      $(1,759,790)      $(2,844,117)
  Foreign                               (521,625)         (208,520)
                                      ----------        ----------

                                     $(2,281,415)      $(3,052,637)
                                      ----------        ----------



The consolidated operating loss for the year ended December 31, 1998, decreased to $2.1 million from a $2.9 million loss in 1997. The significant operating losses in 1998 and 1997 were primarily due to losses generated by the Year 2000 services operations in both the United States and France. The Company's costs increased significantly in 1998 over the prior year as costs were incurred in both the technical service areas and in the selling and administrative areas in anticipation of the demand for Year 2000 services in both the United States and Europe. Selling, general and administrative expenses increased to $7.8 million (36% of revenues) for the year ended December 31, 1998, as compared to $5.1 million (46% of revenues) in 1997. Selling, general and admnistrative costs included a 1998 third quarter bad debt provision of $200 thousand.

In the fourth quarter of 1998, the Company reduced its U.S. workforce by approximately one-third. Only a small part of the benefit of this cost reduction has impacted 1998's financial results. The Company also reviewed its assets at the end of the fourth quarter under the Impairment of Value concept required by Financial Accounting Standards Board Statement No. 121. This was done in light of the lack of anticipated business in the (COBOL) renovation and compliance testing areas. The Company recorded a $440 thousand non-cash charge to reflect a write-off of certain assets.

Other income, net was less favorable in the year ended December 31, 1998, versus the comparable period in 1997. This was primarily due to less interest income being earned on short-term investments in 1998 due to the increased investment in working capital and costs incurred to develop the Year 2000 services business. Interest expense in 1998 and 1997 principally related to capital leases and a mortgage on the U.S. data center.

The provision for income taxes principally related to French income taxes resulting from the income of Twinsys and its majority-owned subsidiary that can not be offset by operating losses elsewhere.

The Company incurred a $3.1 million loss in 1997, which generally reflected the early stage of development of the Year 2000 services business. The Company expended significant amounts in the United States and Europe during 1997 to establish its presence in the growing Year 2000 services market and to be in a position to bid for contracts. The Company added technical, marketing and support staff and otherwise devoted substantial financial resources to build infrastructure to support growth in the volume of business expected to develop in the coming two years. The Company began generating revenue under Year 2000 service contracts in 1997. However, both the number of contracts and amount of work performed under those contracts were limited. Although some of the contracts generated positive gross margins in 1997, the amount of profit was insufficient to overcome either the losses on two of the Company's initial Year 2000 services contracts or its increased level of cost of services and selling, general and administrative expenses.

The Company reported revenue of $11.0 million for the year ended December 31, 1997. The European business accounted for approximately 63% of consolidated service revenue in 1997. European revenues, consisting mainly of backup and related disaster recovery service revenue in 1997, did not change significantly. Revenue in the United States increased by approximately 59% for the year due to the additional revenue generated on Year 2000 services contracts, which in 1997 became the largest component of United States revenues. Bull backup service revenue continued to decrease in the United States.

The Company's costs of services for 1997 were $8.8 million and selling, general and administrative expenses were $5.1 million in 1997. The Company made significant expenditures during 1997 to develop the infrastructure required to support Year 2000 services. Following the completion of a public stock offering in March 1997, the Company incurred increases in professional fees and other expenses related to investor relations services, initial listing on the American Stock Exchange, and similar post-offering matters.

Financial Condition, Liquidity and Capital Resources

The Company has an accumulated deficit of $8.5 million, having incurred
$5.5 million in losses during the last two years. Those losses were primarily due to the cost of establishing and maintaining an infrastructure to market and deliver Year 2000 services. The market did not develop as anticipated and in December 1998 the Company implemented a restructuring plan that included a U.S. workforce reduction of approximately 30% from the level at the beginning of the 1998 fourth quarter. The Company is also investigating other steps that can be taken to reduce costs in order to more properly align costs with its current level of business. The ability of the Company to continue as a going concern is dependent on management's ability to successfully achieve consistently profitable operations.

The Company had a net decrease in cash of $3.1 million in 1998, primarily a result of a net loss of $2.4 million and an increase in other current assets. The Company has no present plans to make significant capital expenditures during 1999. The Company has no lines-of-credit or other confirmed sources for capital at this time.

At December 31, 1998, the Company had working capital totaling $1.5 million. Accounts receivable and unbilled revenues have increased a combined $2.6 million since December 31, 1997. The increase was attributable to the 1998 increase in revenues and the larger number of Year 2000 services engagements in progress at December 31, 1998.

Net property and equipment of $6.1 million declined from $7.5 million at December 31, 1997. This was due primarily to the depreciation expense exceeding assets purchased and leases capitalized for accounting purposes. It also included approximately $180 thousand reduction in value as a result of the $440 thousand Impairment of Assets write-down.

Year 2000 Services generated 86% of U.S. revenues and 58% of consolidated revenues in 1998. There is no assurance that the Company can replace this volume of business with new service offerings in the year 2000 when the demand for Year 2000 service offerings is expected to decline significantly. If the Company can not successfully transition its U.S. business to other information technology services, the financial condition of the Company would be significantly adversely impacted.

In March 1997, the Company completed a public stock offering that raised $8,592,982, net of offering expenses. Offering proceeds were used to repay an $800,000 stockholder loan and as a significant source of funds for the Company's investment in additional personnel, equipment and facilities in the United States and France in anticipation of the increased demand for Year 2000 services during the next two years. In 1997 the Company established and equipped its Year 2000 testing facility in the United States and financed the operations of a new subsidiary in France to provide Year 2000 and Eurocurrency conversion services.

Year 2000 Compliance Status

The Company is an information technology services company with the majority of its current revenues being derived by providing Year 2000 consulting and project management services. The Company also provides disaster recovery backup services, with the majority of these revenues being generated in France. The Company has made a review of all of its critical systems, including revenue generating computers, both in the United States and France. It believes all critical equipment and systems to be Year 2000 compliant, with the exception of the Bull mainframe computer systems utilized for disaster recovery backup services in the U.S. Although the Company has leased a Bull 9000 mainframe computer, which is Year 2000 compliant in and of itself, additional equipment must be acquired in order to make this system Year 2000 compliant. The Company has not yet decided as to whether or not it will make this investment. Revenues from Bull Disaster Recovery services in the U.S. totaled $830 thousand in 1998 and are expected to decline to approximately
$500 thousand in 1999.  All other critical systems are believed to be Year
2000 compliant.

ITEM 7.   FINANCIAL STATEMENTS.

STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets


                                        December 31             December 31
Assets                                         1998                    1997
Current assets:
  Cash and cash equivalents        $      761,650            $    3,866,763
  Accounts receivable, net              3,207,375                 1,509,055
  Unbilled revenues                     1,386,810                   460,254
  Income tax receivable                      -                      145,603
  Other current assets                    491,706                   148,869
                                    -------------             -------------
           Total current assets         5,847,541                 6,130,544
                                    -------------             -------------

Property and equipment at cost         21,593,384                19,559,572
  Less accumulated depreciation
  and amortization                     15,500,460                12,066,617
                                    -------------             -------------
                                        6,092,924                 7,492,955
                                    -------------             -------------

Other assets                              381,418                   767,521
                                    -------------             -------------

                                   $   12,321,883            $   14,391,020
                                    -------------             -------------
                                    -------------             -------------

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of
    long-term debt                 $       50,726            $       45,465
  Current installments of obligations
    under capital leases                  505,931                 1,101,996
  Deferred revenue                        395,438                   375,085
  Accounts payable                      1,663,736                   938,749
  Accrued expenses and other current
    liabilities                         1,690,166                 1,354,632
  Accrued income taxes                     42,767                      -
                                    -------------             -------------

            Total current liabilities   4,348,764                 3,815,927

Long-term debt, excluding current
  installments                            882,407                   933,133
Obligations under capital leases,
  excluding current installments          272,253                   565,495
Customers' deposits                        18,242                    37,810
Deferred revenue                        1,010,547                   948,750
Deferred income taxes                     352,825                   435,499
Minority interests                         71,201                    30,654
                                    -------------             -------------
           Total liabilities            6,956,239                 6,767,268
                                    -------------             -------------

Stockholders' equity:

Common stock without par value.
    Authorized 15,000,000 shares;
    issued and outstanding
    4,667,677 shares                   13,883,965                13,866,001
  Accumulated deficit                  (8,509,606)               (6,095,924)
  Accumulated other comprehensive
    loss                                   (8,715)                 (146,325)
                                    -------------              ------------
           Total stockholders' equity   5,365,644                 7,623,752
                                    -------------              ------------

Commitments and contingencies

                                   $   12,321,883            $   14,391,020
                                    -------------              ------------
                                    -------------              ------------

See accompanying notes to consolidated financial statements.




  STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations



                                     Years ended December 31
                                          1998          1997
Service revenues                 $21,621,572     $11,021,972
                                  ----------      ----------
Operating expenses:
  Cost of services                15,454,209       8,846,674
  Selling, general and
    administrative expenses        7,820,497       5,123,272
  Impairment of asset writedown      440,100            -
                                  ----------      ----------
                                  23,714,806      13,969,946
                                  ----------      ----------
  Operating loss                  (2,093,234)     (2,947,974)

Other (income) expense:
  Interest expense                   257,431         452,264
  Other (income), net                (69,250)       (347,601)
                                  ----------      ----------
                                     188,181         104,663
                                  ----------      ----------
Loss before income taxes          (2,281,415)     (3,052,637)
Provision for income taxes           132,267          79,259
                                  ----------      ----------
Net loss                         $(2,413,682)    $(3,131,896)
                                  ----------      ----------
                                  ----------      ----------
Net loss per share of common
  stock
    Basic                             $ (.52)         $ (.75)
    Diluted                           $ (.52)         $ (.75)

Weighted average number of common
  shares outstanding               4,667,677       4,220,271


See accompanying notes to consolidated financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss


                                                  Years Ended December 31,
                                                    1998            1997
Net loss                                      $(2,413,682)       $(3,131,896)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments          137,610           (124,767)
                                              -----------        -----------
Comprehensive loss                            $(2,276,072)       $(3,256,663)
                                              -----------        -----------
                                              -----------        -----------
See accompanying notes to consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                 Series AA Preferred         Common Stock

                                 Shares      Amount       Shares      Amount

January 1, 1997                64,546   $  645,460      3,038,885  $4,386,834

Issuance of common stock,
  net of offering costs          -            -         1,358,000   8,592,982

Payment of dividends             -            -              -           -

Conversion of Series AA
  Preferred to Common Stock   (64,546)    (645,460)       258,184     645,460

Stock options issued
  for services                   -            -              -        124,317

Other                            -            -            12,608     116,408

Net loss                         -            -              -           -

Foreign currency translation     -            -              -           -
                             ---------    ---------       --------    -------

December 31, 1997                -            -         4,667,677   13,866,001


Stock options issued
  for services                   -            -              -          17,964

Net loss                         -            -              -            -

Foreign currency translation     -            -              -            -
                             --------    ---------       --------    -------

December 31, 1998                -       $     -        4,667,677  $13,883,965
                             ---------    ---------       --------    -------
                             ---------    ---------       --------    -------





See accompanying notes to consolidated financial statements.


                                           Accumulated
                                              Other
                       Accumulated         Comprehensive
                         Deficit           Income (Loss)       Total
January 1, 1997       $(2,938,423)       $   (21,558)       $ 2,072,313

Issuance of common stock,
  net of offering costs      -                  -             8,592,982

Payment of dividends      (25,605)              -               (25,605)

Conversion of Series AA
  Preferred to Common Stock  -                  -                  -

Stock options issued
  for services               -                  -               124,317

Other                        -                  -               116,408

Net loss               (3,131,896)              -            (3,131,896)

Foreign currency
  translation                -              (124,767)          (124,767)
                        ---------         ----------          ---------

December 31, 1997      (6,095,924)          (146,325)         7,623,752


Stock options issued
  for services               -                  -                17,964

Net loss               (2,413,682)              -            (2,413,682)

Foreign currency
  translation                -               137,610            137,610
                        ---------         ----------          ---------

December 31, 1998     $(8,509,606)       $    (8,715)       $ 5,365,644
                        ---------        ------------        ----------
                        ---------        ------------        ----------






  STRATEGIA CORPORATION AND SUBSIDIARIES

Statements of Cash Flows


                                              Years ended December 31,
                                                1998            1997
Cash flows from operating activities:
  Net loss                                 $(2,413,682)   $(3,131,896)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortization            3,225,553      2,775,219
    Deferred income taxes                     (110,590)       114,959
    Other noncash items                        461,508        124,752
  Changes in operating assets and
    liabilities:
    Accounts receivable                     (1,698,320)      (541,925)
    Unbilled revenues                         (926,556)      (459,150)
    Other current assets                      (342,837)       (90,115)
    Accounts payable                           724,987        271,454
    Accrued expenses and other
      current liabilities                      123,533        549,564
    Accrued income taxes/income tax
      receivable                               188,370       (145,603)
    (Increase)decrease in other assets         284,452        (20,818)
    Increase in deferred revenue                82,150        349,929
    Decrease in customers' deposits            (19,568)       (13,251)
                                            ----------      ---------
  Net cash used in
   operating activities                       (421,000)      (216,881)
                                            ----------      ---------

Cash flows from investing activities:
  Acquisition of property and
    equipment                               (1,734,335)    (1,282,125)
                                             ----------     ---------
    Net cash used in investing
    activities                              (1,734,335)    (1,282,125)
                                             ----------     ---------

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                                  -         8,592,982
  Proceeds from bank line
    of credit                                     -           100,000
  Principal payment of note payable
    to stockholder                                -          (800,000)
  Principal payments on
     long-term debt and obligations
     under capital leases                   (1,024,371)    (2,848,408)
  Payment of dividends on
     preferred stock                              -           (25,605)
                                             ---------      ---------

     Net cash provided by (used in)
       financing activities                 (1,024,371)     5,018,969
                                             ---------      ---------

Effect of exchange rate changes
  on cash                                       74,593          8,364
                                             ---------      ---------
Net increase (decrease) in cash
  and cash equivalents                      (3,105,113)     3,528,327

Cash and cash equivalents at
  beginning of year                          3,866,763        338,436
                                             ---------     ----------
Cash and cash equivalents at
  end of year                               $  761,650      $3,866,763
                                             ---------       ---------
                                             ---------       ---------


See accompanying notes to consolidated financial statements.


STRATEGIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1)  DESCRIPTION OF BUSINESS

     Strategia Corporation ("Strategia") and its subsidiaries
(together referred to herein as "the Company") provide a variety of information technology services to businesses, governments and other organizations.

      In the United States, Strategia primarily provides Year 2000 services and disaster recovery services. During the year ended December 31, 1998, 86% of the $11.9 million revenues generated in the U.S. were Year 2000 services revenues. These services assist clients in resolving their Year 2000 computer and other date related problems.

     In France, the Company provides its services through three companies. Twinsys Dataguard S.A. ("Twinsys"), a wholly-owned subsidiary of Strategia, provides disaster recovery and contingency planning services to users of Bull computers. Twin-X S.A. ("Twin-X"), a 60% owned subsidiary of Twinsys, provides similar services to users of UNIX-based computer systems. Strategia Europe S.A.S. ("Strategia Europe"), a wholly-owned subsidiary of Strategia, provides Year 2000 services in France.

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred $5.5 million in losses during the last two years, primarily due to establishing an infrastructure to support Year 2000 services revenues of $15 to $20 million in the U.S. alone. The market did not develop as anticipated and in December 1998 the Company implemented a restructuring plan that resulted in a U.S. workforce reduction of approximately 30%. No restructuring provision was required to be accrued as a result of this action. The Company is also investigating other steps that can be taken to reduce costs and more properly align costs with its current level of business. The ability of the Company to continue as a going concern is dependent on management's ability to successfully achieve consistently profitable operating results.

    Year 2000 services generated 58% of consolidated revenues during 1998. There is no assurance that the Company can replace this volume of business with new service offerings in the year 2000 when it is expected that Year 2000 services will decline significantly.


(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Strategia and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

          The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates made in the preparation of these financial statements include, among others, accounting for Year 2000 and other fixed-price consulting engagements on a percentage-of-completion method of accounting, including the related provisions made for contract losses. Actual results could materially differ from those estimates.

     REVENUE RECOGNITION AND EXPENSE

          Disaster recovery backup service contract terms are generally for more than one year and require the payment of monthly subscription fees. Service revenue from these contracts is recognized on a straight-line method over the life of the contract. Long-term deferred revenue includes cash received in excess of the amortized revenue recorded for such contracts.

          Revenue for fixed-price Year 2000 engagements is recognized on the percentage-of-completion method. Actual costs incurred to date, as a percentage of estimated total contract costs, is used to determine the percentage-of-completion, since management considers expended costs to be the best available measure of progress on these contracts. Contract costs include all direct costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue from non-fixed-price contracts is recognized as services are provided and costs incurred. Selling, general and administrative costs are charged to expense as incurred.

          Unbilled revenues represents revenues recognized in excess of amounts billed. Correspondingly, deferred revenue represents billings in excess of revenues recognized.

     PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and consist of the following at December 31, 1998 and 1997:

                                             1998             1997
         Land                          $   260,800       $   260,800
         Building and improvements       3,423,757         3,160,279
         Equipment and other            17,908,827        16,138,493
                                        ----------        ----------
                                       $21,593,384       $19,559,572
                                        ----------        ----------
                                        ----------        ----------

          Depreciation of building, improvements and equipment is computed on the straight-line method over the estimated useful life of the asset.
Leasehold improvements and equipment under capital leases are amortized on the straight-line method over the terms of the related leases or over the estimated useful life of the asset.

     FOREIGN CURRENCY TRANSLATION

          The financial statements of the Company's foreign operations have been translated into U.S. dollars in accordance with Financial Accounting Standards Board Statement No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Amounts in the statements of operations have been translated using the average exchange rate for the year. The gains and losses resulting from the changes in exchange rates during the year have been reported separately in Accumulated Other Comprehensive Income (Loss) and as a component of stockholders' equity.

     INCOME (LOSS) PER SHARE

          In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

          For 1998 and 1997, basic and diluted loss per share is based on net loss, less preferred dividends, divided by the weighted average number of common shares outstanding during each period. In computing diluted loss per share, the exercise of options and warrants is not assumed as such would reduce the loss per share in both years.


     CASH EQUIVALENTS

          Cash equivalents are highly liquid investments with a maturity of less than three months when purchased. The Company had cash in banks at December 31, 1998, in excess of FDIC insurance in the amount of $417 thousand.

     FINANCIAL INSTRUMENTS

          The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 1998 and 1997.

     PRIOR YEAR DATA

          Certain prior year data has been reclassified to conform to the 1998 presentation.

(3)   COMMON STOCK OFFERING

      In March 1997, the Company completed a public offering of its Common Stock that raised $8,592,982 net of offering expenses of $913,018. The Company sold 1,358,000 shares of Common Stock for $7.00 per share.

      In September and October 1996, the Company raised $1,250,001 in a private placement of 500,000 Units of Common Stock and warrants to purchase Common Stock. Each Unit consists of one share of Common Stock and a warrant to purchase one share of Common Stock for $3.75 per share. All warrants related to these units were outstanding at December 31, 1998 and 1997 and are exercisable through September 2001.


(4)  LONG-TERM DEBT AND CREDIT AGREEMENTS

     At December 31, 1998 and 1997 the Company had a mortgage note payable of $933,133 ($50,726 payable in 1999, $56,596 in 2000, $63,145 in 2001, $70,452 in
2002 and $78,605 in 2003) and $978,598. The mortgage note is payable in equal monthly installments through May 1, 2009; however, the lender has the option to accelerate payment on the entire outstanding balance of the note at five year intervals throughout the note term. Although the next potential note acceleration date is May 1, 1999, the lender is required to give notice of its intent to accelerate the note three months prior to the acceleration date. No notice was received by the Company prior to February 1, 1999. The current interest rate is fixed at 11%. This note is secured by land, building and improvements with a total net book value of $2,224,000 at December 31, 1998.


(5)  NOTE PAYABLE TO STOCKHOLDER

     During 1997, the Company paid off an $800,000 note payable to a stockholder and related accrued interest of $190,381. Interest expense includes approximately $18,000 in 1997 related to this note.

     In consideration for this opportunity to borrow funds, the Company issued 15,000 shares of common stock to the stockholder in connection with the initial note agreement. Additional share increments of common stock were issued with each annual renewal (8,000 shares in 1997). The value of the shares issued was approximately $56,000 in 1997 and is recorded as interest expense.

(6)   LEASES

      The Company is obligated under various equipment capital leases that expire over the next three years. Property and equipment include the following amounts under capital leases at December 31, 1998:

                                                1998             1997
      Equipment                            $ 2,343,595       $ 6,286,362
      Less accumulated amortization          1,766,300         4,727,149
                                            ----------         ---------
                                           $   577,295       $ 1,559,213
                                            ----------         ---------
                                            ----------         ---------


      The Company acquired approximately $252,000 and $1,023,900 of equipment in exchange for capital lease obligations during 1998 and 1997, respectively.

      The Company also has certain noncancellable operating leases, primarily for facilities and computer hardware and software, that expire over the next five years and provide for purchase or renewal options in most instances.


      Future minimum lease payments under capital leases and noncancellable operating leases, and the present value of future minimum capital lease payments as of December 31, 1998 are:

                                    Capital      Operating
                                   leases         leases
  Years ending December 31:
    1999                        $  558,077     $1,568,776
    2000                           261,761        934,109
    2001                            22,760        507,695
    2002                               378        347,035
    2003                              -           308,656
                                 ---------      ---------
  Total minimum lease payments     842,976     $3,666,271
                                                ---------
                                                ---------

  Less amount representing
        interest (at rates
        ranging from 8.0% to
        10.47%)                     64,792
                                 ---------

          Present value of net
            minimum capital
            lease payments         778,184

  Less current installments        505,931
                                 ---------

        Obligations under capital
          leases, excluding
          current installments  $  272,253
                                 ---------
                                 ---------

Total rental expense, including maintenance charges, for operating leases in 1998 and 1997 was $2,608,990 and $2,417,401, respectively.

(7)  IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that an impairment loss be recorded when the fair value is less than the carrying value on the books of the Company. Due primarily to the Company's anticipated lack of business in the renovation and compliance testing areas, the Company's U. S. business recorded a $440 thousand charge to reflect the write-off of certain assets. These assets included a license fee paid for the use of software to renovate COBOL software code, leasehold improvements and equipment at the Shelbyville, Kentucky data center, and intangible assets. There are no expected future cash flows from these assets.

(8)  INCOME TAXES

     For financial reporting purposes, loss before income taxes includes the following components:


                                       1998          1997
  Pretax loss:

      United States              $ (1,759,790)  $ (2,844,117)
      Foreign                        (521,625)      (208,520)
                                  -----------    ------------
                                 $ (2,281,415)  $ (3,052,637)
                                  -----------    ------------
                                  -----------    ------------


      The provision for income tax expense (benefit)is primarily attributable to earnings from foreign operations. The components of the provision for income taxes follows:

                                      1998           1997
                Current      $    214,941      $    (35,700)
                Deferred          (82,674)          114,959
                              -----------       -----------
                             $    132,267      $     79,259
                              -----------       -----------
                              -----------       -----------

      A reconciliation of the income tax expense for the years ended December 31, 1998 and 1997 with the federal statutory rate is as follows:

                                                1998            1997
  Tax benefit at U.S.
  statutory rate of 34%                     $  (775,680)   $ (1,037,897)

  Tax effect of operating losses in the U.S.
    generating no current tax benefit           598,329         967,000

  Tax effect of operating losses in Europe
    generating no current income tax benefit    288,200         135,531

  Higher effective income tax rate of
    foreign operations                           13,039          14,581

  Other                                           8,379              44
                                              ---------     -----------

                                            $   132,267    $     79,259
                                             ----------     -----------
                                             ----------     -----------


     Undistributed earnings of the Company's foreign subsidiary amounted to approximately $1.4 million at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to France. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     At December 31, 1998, the Company had U.S. net tax operating loss carryforwards of approximately $8.1 million for federal income tax reporting purposes. These carryforwards expire as follows: $467,000 in 2000; $658,000 in 2001; $508,000 in 2002; $115,000 in 2004; $26,000 in 2005; $51,000 in 2006;
$435,000 in 2007; $649,000 in 2008; $431,000 in 2010, $619,000 in 2011;
$2,495,000 in 2012; and $1,620,000 in 2013.

     At December 31, 1998, Strategia Europe had foreign net tax operating loss carryforwards of approximately $1.3 million which will expire in 2003.

     Significant components of the Company's net deferred tax liability at December 31, 1998 and 1997 is as follows:

                                                   1998           1997
       Deferred tax liabilities:
         Tax over book depreciation           $  337,600     $   480,000
         Other                                    15,225          19,499
                                               ---------      ----------
           Total deferred tax liabilities        352,825         499,499
                                               ---------      ----------
       Deferred tax assets:
         Net operating loss carry forwards     (3,793,000)    (2,733,000)
         Valuation allowance                    3,793,000      2,669,000
                                               ---------      ----------
           Net deferred tax asset                   -            (64,000)
                                               ----------     ----------
           Net deferred tax liability         $   352,825    $   435,499
                                               ----------     ----------
                                               ----------     ----------

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

    The Strategia 1988 Stock Option Plan (as amended by stockholders in 1989 and 1997) allows for options to be granted to key employees of the Company to purchase no more than the greater of 900,000 shares or 15% of the common stock outstanding from time to time, at a price not less than 75% of the fair market value at the time the grant is approved. Options totaling 111,500 shares and 349,000 shares of common stock were granted to employees in 1998 and 1997, respectively, which generally vest over a three year term. It also provides automatic grants of stock options to the Company's directors who are not employees. Beginning in the second quarter of 1997, options to purchase 1,000 shares of common stock are granted quarterly to each nonemployee director. In addition, each nonemployee director who was not a director on May 15, 1989 will automatically be granted an option for 2,500 shares of common stock on May 15 following his subsequent election. Options for nonemployee directors are granted at the fair market value of the common stock on the grant date and vest on the first anniversary of the grant date.

    All options granted under the plan are exercisable over a 10-year period from the grant date. No options under the plan have been exercised as of December 31, 1998.

    The Strategia 1990 Stock Grant Plan authorizes the Company's Stock Option Committee to grant up to 125,000 shares of common stock to key employees as restricted or performance stock awards. In 1990, grants of 4,075 shares of common stock were issued under this plan. No shares have been granted subsequent to 1990.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.0% prior to 1998 and 5.44% for 1998; no dividend yields; volatility factor of the expected market price of the Company's common stock of .80 in 1998 and .815 in 1997; and weighted-average life of the option of nine years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    1998                  1997
 Pro forma net loss            $(3,712,516)         $(3,623,124)
 Pro forma loss per share
     Basic and Diluted               $(.80)               $(.85)

     A summary of the Company's stock option activity and related information for years ended December 31 follows:

                                    1998                    1997
                                     Weighted                 Weighted
                                      Average                  Average
                                 Options    Price          Options     Price
Outstanding -
 beginning of year              599,135   $  8.88        247,634   $  5.41

Granted                         119,500   $  7.16        355,000   $ 11.24

Canceled                       (191,167)  $  9.62         (3,499)  $  1.84
                                -------                  -------

Outstanding -
 end of year                    527,468   $  8.22        599,135   $  8.88
                                -------                  -------
                                -------                  -------

Exercisable -
  end of year                   276,741   $  6.90        149,504   $  4.46
                                -------                  -------
                                -------                  -------

Weighted average fair
  value of options granted
  during the year                         $  5.69                   $ 9.26



     The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 1998 follow:


                  Range of    Number of    Weighted-Average    Weighted Average
            Exercise Prices    Options      Exercise Price      Remaining Life
Outstanding
  options:       $1.00-4.99   85,840           $1.97              5.2
                  5.00-9.99  306,628            7.57              8.3
                10.00-14.99  100,000           13.00              8.6
                15.00-15.63   35,000           15.63              8.4
                             -------

      Total                  527,468            8.22              7.8
                             -------
                             -------

Exercisable
  options:       $1.00-4.99   73,840           $1.85              4.5
                  5.00-9.99  156,234            7.27              7.9
                10.00-14.99   35,000           13.01              8.6
                15.00-15.63   11,667           15.63              8.4
                             -------

      Total                  276,741            6.90              7.1
                             -------
                             -------




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


     The holders of Series AA Preferred also received a five-year detachable warrant to purchase one share of common stock for each share of Series AA Preferred purchased. On December 31, 1997, warrants to purchase 2,788 shares of common stock were exercised at a price of $2.50. At December 31, 1998 and 1997, warrants to purchase 61,758 shares of common stock remained outstanding at an exercise price of $2.50.

     Shares of common stock reserved with respect to all of the above options and warrants were 1,089,226 at December 31, 1998.

(11) SEGMENT INFORMATION

     The Company is engaged in one industry segment consisting of providing information technology services to users in North America and Europe.

     Service revenue, operating income and identifiable assets for the years ended December 31, 1998 and 1997 pertaining to the two geographic areas in which the Company operates are presented below.


                              1998                 1997
Service revenue
  United States           $ 11,941,536        $  4,050,591
  Europe                     9,680,036           6,971,381
                           -----------         -----------
                          $ 21,621,572        $ 11,021,972
                           -----------         -----------
                           -----------         -----------

Operating loss

  United States           $ (1,747,952)       $ (2,818,800)
  Europe                      (345,282)           (129,174)
                           -----------         -----------
                          $ (2,093,234)       $ (2,947,974)
                           -----------         -----------
                           -----------         -----------

Identifiable total assets

  United States           $  6,189,705        $  9,079,509
  Europe                     6,132,178           5,311,511
                           -----------         -----------
                          $ 12,321,883        $ 14,391,020
                           -----------         -----------
                           -----------         -----------

     The net assets of the Company's European operations at December 31, 1998 and 1997 amounted to approximately $2,142,000 and $927,000, respectively.

     One customer, comprising a group of affiliated companies, accounted for approximately 8% and 23% of consolidated service revenue in 1998 and 1997, respectively.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

     Total interest payments were approximately $257,000 in 1998 and $471,000 in 1997. Total cash payments made for income taxes during 1998 and 1997 were approximately $115,000 and $165,000, respectively.

(13) YEAR 2000 COMPLIANCE STATUS

     The Company is an information technology services company with the majority of its current revenues being derived by providing Year 2000 consulting and project management services. The Company also provides disaster recovery backup services, with the majority of these revenues being generated in France. The Company has made a review of all of its critical systems, including revenue generating computers, both in the United States and France. It believes all critical equipment and systems to be Year 2000 compliant, with the exception of the Bull mainframe computer systems utilized for disaster recovery backup services in the U.S. Although the Company has leased a Bull 9000 mainframe computer, which is Year 2000 compliant in and of itself, additional equipment must be acquired in order to make this system Year 2000 compliant. The Company has not yet decided as to whether or not it will make this investment. Revenues from Bull Disaster Recovery services in the U.S. totaled $830 thousand in 1998 and are expected to decline to approximately
$500 thousand in 1999. All other critical systems are believed to be Year 2000 compliant.



  STRATEGIA CORPORATION AND SUBSIDIARIES



Report of Independent Auditors


     The Board of Directors and Stockholders
     Strategia Corporation


     We have audited the accompanying consolidated balance sheet of Strategia Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategia Corporation and Subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations with an accumulated deficit of approximately $8.5 million, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


      /s/ CARPENTER MOUNTJOY & BRESSLER, PSC

     Louisville, Kentucky
     March 31, 1999





Report of Independent Auditors


     The Board of Directors and Stockholders
     Strategia Corporation


     We have audited the accompanying consolidated balance sheet of Strategia Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategia Corporation and subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



      /s/ ERNST & YOUNG LLP


     Louisville, Kentucky
     March 26, 1998






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, on October 8, 1998, the Company engaged Carpenter, Mountjoy & Bressler, PSC to audit the Registrant's consolidated financial statements for the fiscal year ending December 31, 1998, to replace Ernst & Young LLP, who resigned as the Company auditors on April 23, 1998.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information under the caption "Board of Directors" in the Company's definitive proxy statement for its 1999 annual meeting of shareholders (the "1999 Proxy Statement") and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the 1999 Proxy Statement are incorporated herein by reference.


Item 10.  Executive Compensation.

The information under the caption "Executive Compensation" of the 1999 Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Principal Shareholders" of the 1999 Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information under the caption "Transactions With Management" of the 1999 Proxy Statement is incorporated herein by reference.

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

               (10.1) 1988 Stock Option Plan as amended and restated as of November 13, 1997 is incorporated by reference to Appendix A of the Company's Definitive Proxy Statement
                          filed November 20, 1997.

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

               (10.11) Agreement between James P. Buren and Strategia
                       Corporation dated as of October 24, 1997 is incorporated by reference to Exhibit 10.11 to the Company's 1997 10-KSB.

               (10.12) Lease dated September 24, 1997 between Paragon Centre
                       Associates, LLC and Strategia Corporation.

               (10.13) Agreement Addendum dated September 30, 1998, between
                       James P. Buren and Strategia Corporation.

                  (11) For a statement regarding the computations of per
                       share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

                  (21) Subsidiaries.

                (23.1) Consent of Carpenter, Mountjoy and Bressler, PSC.

                (23.2) Consent of Ernst and Young LLC.

                  (27) Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None.



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STRATEGIA CORPORATION


Date:  March 31, 1999
                                          By  /s/ Richard W. Smith

                                             Richard W. Smith, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                            Title                       Date
/s/ Richard W. Smith
Richard W. Smith                 President and Director         March 31, 1999
                                (Principal Executive Officer)



/s/ Paul E. Phillips, Jr.
Paul E. Phillips, Jr.            Vice President and             March 31, 1999
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



/s/ John P. Snyder
John P. Snyder                   Secretary and Director         March 31, 1999


/s/ John A. Brenzel
John A. Brenzel                  Director                       March 31, 1999




                               INDEX TO EXHIBITS


Exhibit
Number                           Description
(3.1)    Amended and Restated Articles of Incorporation are
         incorporated by reference to Exhibits 3.1 and 4.1 to
         the Company's 10-QSB for the quarter ended June 30,
         1996.

(3.2) Bylaws are incorporated by reference to Exhibit 3.2 to the Company's 1995 10-KSB.

(4.1) Amended and Restated Articles of Incorporation are incorporated by reference to Exhibits 3.1 and 4.1 to the Company's 10-QSB for the quarter ended June 30, 1996.

(10.1)    1988 Stock Option Plan as amended and restated as of December 13,
          1997, is incorporated by reference to Appendix A to the Company's
          Definitive Proxy Statement filed November 20, 1997.

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

 (10.10) Lease dated March 3, 1997 between Southeastern Group,
         Inc. and Strategia Corporation incorporated by reference
         To Exhibit 10.16 to the Company's 1996 10-KSB

 (10.11) Agreement between James P. Buren and Strategia Corporation dated as of October 4, 1997 is incorporated by reference to
         Exhibit 10.11 to the Company's 1997 10-KSB.

 (10.12) Lease dated September 24, 1997 between Paragon Centre
         Associates, LLC and Strategia Corporation.

 (10.13) Agreement Addendum dated September 30, 1998, between
         James P. Buren and Strategia Corporation.

 (11) For a statement regarding the computations of per share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

 (21)   Subsidiaries.

 (23.1) Consent of Carpenter, Mountjoy and Bressler, PSC.

 (23.2) Consent of Ernst and Young LLC.

 (27)   Financial Data Schedule.



