Form 10KSB/A
period 1998-12-31
STRATEGIA CORP
filed 1999-04-23
CIK 797221

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

6040 Dutchman's Lane, Suite 400
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: Common stock -- $3,500,758

The number of shares of the registrant's common stock outstanding as of March 31, 1999 -- 4,667,677 shares.

Strategia Corporation (the "Corporation") hereby amends its annual report on Form 10-KSB for the year ended December 31, 1998 to add the information required by Items 9 through 12 of Part III of Form 10-KSB.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following information is furnished as of March 31, 1999, with respect to each of the Corporation's directors and executive officers. The Corporation's three directors hold office for a one-year term expiring at the Corporation's next annual meeting of shareholders or until their successors are elected and qualified.

           Name                Age      Position with the Corporation
       Richard W. Smith       45      President and Director
       John P. Snyder         60      Secretary and Director
       John A. Brenzel        58      Director
       James A Huguenard      45      Vice President and Chief Operating
                                      Officer
       Roland Esnis           32      Vice President - European Operations
                                      Directeur General, Twinsys Dataguard SA
       Paul E. Phillips. Jr.  55      Vice President and Chief Financial
                                      Officer

     Richard W. Smith has been President and a director of the Corporation since its inception in September 1984. Mr. Smith previously served as General Manager of PDW Computer Systems, Inc., which markets computer systems.

     John P. Snyder has been a director of the Corporation since November 1984 and Secretary since 1985. During the past five years, Mr.Snyder has served as President and Chairman of EPI Corporation, which currently operates a chain of nursing homes.

     John A. Brenzel, a director of the Corporation since November 1984, is a business consultant. From January 1991 until June 1994, Mr. Brenzel was President and Chief Executive Officer of Commonwealth Bank & Trust Company, Middletown, Kentucky. From 1984 to 1990, he was Chairman and Chief Executive Officer of Shelby County Trust Bank, Shelbyville, Kentucky.

     James A. Huguenard has served as Vice President and Chief Operating Officer of the Corporation since October 1998. From August 1997 to October 1998 Mr. Huguenard served the Corporation as Vice President and General Counsel. Prior to August 1997, Mr. Huguenard was a member of the law firm Brown, Todd & Heyburn PLLC, where he had practiced since 1983.

     Roland Esnis has served as Vice President - European Operations since December 1997 and Directeur General of both Twinsys Dataguard SA ("Twinsys") since August 1995 and Strategia Europe SAS (Strategia Europe) since it was formed in 1997. Both companies are French subsidiaries of the Corporation. Mr. Esnis joined Twinsys in a marketing position when it was established in February 1995. From July 1993 to February 1995 he held a similar position with Twinsys SA, an unrelated computer services firm whose operating assets were acquired by Twinsys. Prior to July 1993, Mr. Esnis held marketing positions with Systar, a software company, and with the disaster recovery division of Telesystemes, a computer services affiliate of France Telecom.

     Paul E. Phillips, Jr. has served as Vice President and Chief Financial Officer since July 6, 1998. From February, 1996 to March, 1998 Mr. Phillips served as Vice President - Finance of Royal Ten Cate (USA), Inc., the U.S. holding company for Royal Ten Cate NV, a Dutch company with operations in textiles, plastics and rubber roller products, and its wholly owned subsidiary, Nicolon Corporation, a company that principally manufactures specialty textiles. From March, 1995 to December, 1995 Mr. Phillips served as President of National Fire Hose Corporation, a wholly owned subsidiary of Royal Ten Cate
(USA), Inc., and a manufacturer of fire hoses for municipal and industrial fire suppression markets, and from September, 1993 to February, 1995 as Vice President - Finance and Administration of National Fire Hose Corporation.
Prior to September, 1993 Mr. Phillips held senior financial and accounting positions with other organizations.

     Richard W. Smith, James A. Huguenard, Roland Esnis and Paul E. Phillips, Jr. are the Corporation's executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Corporation's executive officers and directors and persons who beneficially own more than 10% of the Corporation's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish the Corporation with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons that no Form 5s were required, the Corporation believes that during fiscal 1998, all the Reporting Persons complied with all applicable filing requirements, except that Paul E. Phillips, Jr. filed the initial Form 3 report thirteen days after the report was due.

Item 10.  Executive Compensation.

     The following table sets forth the cash compensation earned by the Corporation's executive officers for each of the last three fiscal years.


                            Annual Compensation         Long-Term
Name and                                 Other Annual  Compensation Awards
Principal Position    Year Salary   Bonus   Compensation  Stock Underlying
                                               ***        Options (#)
Richard W. Smith,     1998 $199,046 $      0    $6,000            0
  President (Chief    1997  156,585   33,182     6,000            0
  Executive Officer)  1996  117,000        0     6,000       75,664

James A. Huguenard    1998 $146,160 $      0    $    0            0
  Vice President and  1997   50,500        0         0       35,000
  Chief Operating Officer*

Paul E. Phillips, Jr. 1998 $ 59,111 $      0    $    0       15,000
  Vice President and
  Chief Financial Officer**

Roland Esnis          1998 $113,312 $ 18,720    $  0             0
Directeur General,    1997   64,844   42,647       0             0
  Twinsys Dataguard   1996   68,716   40,647       0         15,000
  SA and Strategia Europe SAS

*(Mr.Huguenard joined the Corporation August, 1997.)
** (Mr. Phillips joined the Corporation July 6, 1998.)
***(Perquisites and other personal benefits paid to the named executive officers did not exceed 10% of the total salary and bonus.)


     The Corporation currently does not have a retirement plan for its officers and employees. The Corporation implemented a 401(k) and Profit Sharing Plan ("Plan") effective December 1, 1998. There were no contributions made to the Plan by the Company on behalf of its officers and employees during 1998.

Options Grants in Last Fiscal Year

     In 1998, no options were granted to the executive officers named in the summary compensation table with the exception of options for 15,000 shares granted to Mr. Phillips at the time he joined the Company in July, 1998.

Aggregate Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table sets forth as of December 31, 1998 the value of unexercised options granted to the Corporation's executive officers named in the summary compensation table pursuant to the Corporation's 1988 Stock Option Plan (the "1988 Plan"). In 1998, no options were exercised by the named executive officers under the 1988 Plan. The closing price on the American Stock Exchange of the Common Stock on December 31, 1998 was $.75 per share.

                                                              Value of
                       Number of Shares Subject             Unexercised
                        to Unexercised Options         In-the-Money Options
     Name            Exercisable    Unexercisable  Exercisable    Unexercisable
Richard W. Smith      110,000               0        $     0        $       0
James A. Huguenard     11,667          23,333        $     0        $       0
Roland Esnis           15,000               0        $     0        $       0
Paul E. Phillips, Jr.       0          15,000        $     0        $       0

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

    In 1998, Mr. Brenzel and Mr. Snyder each were granted options for 4,000 shares of Common Stock. The option exercise prices ranged from $1.0625 to $8.25 per share. No options were exercised in 1998.

    In addition to the issuance of stock options, the Corporation paid its Directors $750.00 per meeting for attendance at board and committee meetings in 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of March 31, 1999 with respect to the shares of Common Stock owned (i) by each person known to the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock (ii) by each of the Corporation's directors and executive officers, and (iii) by all directors and officers as a group. As of March 31, 1999, there were 4,667,677 outstanding shares of Common Stock, which is the Corporation's only class of voting shares.

     Directors and                Number                Percent
     Executive Officers         of Shares(1)           of Class(2)
     John P. Snyder
     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,408,937(3)              29.1%

     Richard W. Smith
     6040 Dutchmans Lane
     P. O. Box 37144
     Louisville, KY  40233        206,688(4)               4.3%

     John A. Brenzel
     3501 Graham Rd.
     Louisville, KY  40207         83,440(5)               1.8%

     James A. Huguenard
     6040 Dutchmans Lane
     P. O. Box 37144
     Louisville, KY  40233         12,167(6)                *

     Roland Esnis
     Twinsys Dataguard SA
     Tour Mirabeau
     39/43, Quai Andre Citroen
     75015 PARIS                   15,000(7)                *

     Paul E. Phillips, Jr.
     6040 Dutchmans Lane
     P. O. Box 37144
     Louisville, KY  40233            500(8)                *

     All current directors
     and officers as a
     group (6 persons)          1,726,832(9)              34.6%


     5% Beneficial Owners

     TSF Investment Group LLC
     9707 Shelbyville Road
     Louisville, KY  40223        279,780(10)              5.9%

     EPI Corporation
     9707 Shelbyville Rd.
     Louisville, KY  40223      1,364,903(11)             28.3%

* Indicates less than 1%.




                                  Number                Percent
     5% Beneficial Owners       of Shares(1)           of Class(2)
     EPI Corporation,
     John P. Snyder,
     Max G. Baumgardner,
     James E. Buchart,
     Robert H. Loeffler,
     Henry A. Schumpf,
     Grace W. Wilkins
     9707 Shelbyville Rd.
     Louisville, KY  40223       1,596,945(11)(12)        32.9%



(1) Based on information furnished to the Corporation by the named person and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Shares of Common Stock subject to options or warrants that are or will become exercisable within 60 days have been deemed outstanding for computing the percentage of class of the listed person or the group, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Includes 1,364,903 shares of Common Stock beneficially owned by EPI Corporation. (See footnote 12.) Mr. Snyder is President, a director, and largest single shareholder of EPI Corporation. Mr. Snyder shares voting and investment power with respect to, and disclaims beneficial ownership of, the shares owned by EPI Corporation, which are included once in the shares beneficially owned by all directors and officers as a group. Mr. Snyder's total also includes 9,000 shares subject to currently exercisable stock options, and 7,885 shares issuable upon the exercise of warrants.

(4) Includes 110,000 shares subject to currently exercisable stock options, 3,710 shares issuable upon the conversion of warrants, and 500 shares owned individually by Mr. Smith's wife.

(5) Includes 9,000 shares subject to currently exercisable stock options, and 1,855 shares issuable upon the exercise of warrants.

(6)     Includes 11,667 shares subject to currently exercisable stock options.

(7)     Includes 15,000 shares subject to currently exercisable stock options.

(8) Does not include 15,000 shares subject to stock options that are not currently exercisable.

(9) Includes 154,667 shares subject to currently exercisable stock options and 166,721 shares issuable upon the exercise of warrants.

(10)    Includes 45,403 shares issuable upon the exercise of warrants.

(11)    Includes 153,271 shares issuable upon the exercise of warrants.

(12) Includes 1,364,903 shares of Common Stock beneficially owned by EPI Corporation, for which the named individuals, as directors of EPI Corporation, share voting and investment power. The individual members of this group together own the majority of shares of EPI Corporation. Also includes 20,294 shares issuable upon the exercise of warrants, and 9,000 shares issuable upon the exercise of options, respectively, held by group members other than EPI Corporation. Also includes 14,000 shares held by members of the immediate family of two of the group members for which beneficial ownership is disclaimed.

Item 12.  Certain Relationships and Related Transactions.

Effective as of July 1996, Twinsys began offering disaster recovery and other services to users of Unix-based computer systems in France through Twin-X SA, a newly organized subsidiary. Twinsys holds a 60% interest in Twin-X, and Roland Esnis and Francois Domine, Directeur Generale and Sales Manager of Twinsys, respectively, each holds an approximate 20% interest in Twin-X. Twinsys and Messrs. Esnis and Domine made proportional cash contributions to Twin-X for their respective interests in Twin-X.

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



                                             STRATEGIA CORPORATION


Date:  April 23, 1999
                                             By  /s/ Richard W. Smith


                                             Richard W. Smith, President