Form 10QSB
period 1999-03-31
STRATEGIA CORP
filed 1999-05-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   __________

                                   Form 10-QSB


(Mark One)
 [X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999

                                     OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                      Commission File Number 0-21662

                           Strategia Corporation
            (Exact name of registrant as specified in its charter)

           Kentucky                                          61-1064606
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)
6040 Dutchmans Lane, Suite 400, Louisville, KY               40205-3271
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         502-426-3434

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,667,677 as of March 31, 1999



STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets


                                                  March 31,       December 31,
                                                    1999              1998
                                                 (Unaudited)        (Audited)
Assets
Current assets:
  Cash and cash equivalents                        $   804,861    $   761,650
  Accounts receivable, net                           4,121,795      3,207,375
  Unbilled revenues                                  2,158,181      1,386,810
  Other current assets                                 563,064        491,706

        Total current assets                         7,647,901      5,847,541

Property and equipment                              21,039,057     21,593,384
  Less accumulated depreciation                     15,677,098     15,500,460

        Net property and equipment                   5,361,959      6,092,924

Other assets                                           338,676        381,418

                                                   $13,348,536    $12,321,883

  Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    52,134    $    50,726
  Current installments of obligations
    under capital leases                               414,819        505,931
  Deferred revenue                                     229,641        395,438
  Accounts payable                                   1,710,438      1,663,736
  Accrued expenses and other current liabilities     2,078,539      1,708,408
  Accrued income taxes                                 141,212         42,767

        Total current liabilities                    4,626,783      4,367,006

Long-term debt, excluding current installments         868,834        882,407
Obligations under capital leases,
    excluding current installments                     165,314        272,253
Deferred revenue                                     1,547,859      1,010,547
Deferred income taxes                                  235,683        352,825
Minority interest                                      104,484         71,201

        Total liabilities                            7,548,957      6,956,239

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,667,677 shares                                13,883,965     13,883,965
  Accumulated deficit                               (7,904,571)    (8,509,606)
  Accumulated other comprehensive loss                (179,815)        (8,715)

        Total stockholders' equity                   5,799,579      5,365,644

                                                   $13,348,536    $12,321,883


See notes to unaudited condensed consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  1999                 1998
Service revenues                              $ 6,421,937          $ 5,404,632

Operating expenses:
  Cost of services                              3,869,222            3,322,484
  Selling, general and administrative expenses  1,809,823            2,020,340

                                                5,679,045            5,342,824

        Operating income                          742,892               61,808

Other (income) expense:
  Interest expense                                 47,855               77,101
  Interest income                                  (2,107)             (28,294)
  Other expense                                    34,848               42,206

                                                   80,596               91,013

Income (loss) before income taxes                 662,296              (29,205)

Income tax provision                               57,261               37,382

        Net income (loss)                     $   605,035         $    (66,587)


Net income (loss) per share of common stock:
  Basic                                       $      0.13            $   (0.01)

  Diluted                                     $      0.13            $   (0.01)


Weighted average number of common
  shares outstanding                            4,667,677            4,667,677

See notes to unaudited condensed consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  1999                 1998
Net income (loss)                               $605,035             ($66,587)

Other comprehensive loss, net of tax:

  Foreign currency translation adjustments      (171,100)             (10,719)

Comprehensive income (loss)                     $433,935             ($77,306)

See notes to unaudited condensed consolidated financial statements.


STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                  Three Months Ended March 31,
                                                   1999                  1998
Cash flows from operating activities:
  Net income (loss)                           $ 605,035            $   (66,587)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization             728,695                837,120
      Other noncash items                       (43,457)                37,432
      Change in operating assets and
        liabilities:
          Accounts receivable                  (914,420)            (2,035,367)
          Unbilled revenues                    (771,371)            (1,044,070)
          Other current assets                  (71,358)               (50,086)
          Accounts payable                       46,702               (268,975)
          Accrued expenses and other current
            liabilities                         370,130                809,301
          Accrued income taxes                   98,445                 27,440
          Other assets                           40,777                442,774
          Deferred revenues                     371,515              1,205,810

            Net cash provided by (used in)
            operating activities                460,693               (105,208)

Cash flows from investing activities:
  Purchases of property and equipment          (183,553)              (763,683)

            Net cash used in investing
              activities                       (183,553)              (763,683)

Cash flows from financing activities:
  Principal payments on long-term debt and
    obligations under capital leases, net      (170,504)              (454,689)

            Net cash used in
              financing activities             (170,504)              (454,689)

Effect of exchange rate on changes in cash      (63,425)                22,932

Net increase (decrease) in cash and cash
  equivalents                                    43,211             (1,300,648)

Cash and cash equivalents at beginning of
  year                                          761,650              3,866,763

Cash and cash equivalents at end of period    $ 804,861            $ 2,566,115


See notes to unaudited condensed consolidated financial statements.


STRATEGIA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
                                                     Accumulated
                                                        Other
                              Common   Accumulated  Comprehensive
                              Stock      Deficit     Income (Loss)    Total
Balance at
  December 31, 1998       $13,883,965  ($8,509,606)    ($8,715)    $5,365,644

Net income for three
  months ended
  March 31, 1999                    0      605,035           0        605,035

Foreign currency
  translation
  adjustment                        0            0    (171,100)      (171,100)

Balance at March
  31, 1999                $13,883,965  ($7,904,571)  ($179,815)    $5,799,579

See notes to unaudited condensed consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

Notes to March 31, 1999 Condensed Consolidated Financial Statements
(Unaudited)

(1) This financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998.

(2) In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the period then ended. Certain prior year data has been reclassified to conform to current year presentation.

(3) The Company provides a variety of information technology services, including Year 2000 services, disaster recovery services, and outsourcing services; both in the United States and internationally.

In the United States, Strategia primarily provides Year 2000 services and disaster recovery services. During the three months ended March 31, 1999, approximately 91% of the $3.2 million U.S. revenues were Year 2000 service revenues; compared to 86% of U.S. revenues in the year ended December 31, 1998.

Internationally, the Company provides its services through three French companies. Twinsys Dataguard S.A. ("Twinsys"), a wholly-owned subsidiary of Strategia, provides disaster recovery and contingency planning services to users of Bull computers. Twin-X S.A. (Twin-X"), a 60% owned subsidiary of Twinsys, provides similar services to users of Unix-based computer systems. Strategia Europe S.A.S. ("Strategia Europe"), a wholly-owned subsidiary of Strategia, provides Year 2000 services in France. Approximately 61% of the $3.2 million Foreign revenues were from disaster recovery services and 39% from Year 2000 services during the first three months of 1999.

Revenues and pretax income (loss) are shown below by geographical component:

                                 Three months ended March 31,
                                    1999              1998
Service revenues:
    United States                $3,229,273        $3,472,480
    Foreign                       3,192,664         1,932,152

                                 $6,421,937        $5,404,632


Pretax income (loss):

    United States                $  570,924        $  378,574
    Foreign                          91,372          (407,779)

                                 $  662,296        $  (29,205)



(4) Revenues from fixed price Year 2000 and other consulting engagements were recognized on the percentage-of-completion method. Actual costs incurred to date, as a percentage of estimated total contract costs, were used to determine the percentage-of-completion, since management considers expended costs to be the best available measure of progress on these contracts. Contract costs included all direct costs related to contract performance. Provisions for estimated losses on uncompleted contracts, when required, are made in the period in which such losses are determined. Revenue from non-fixed-price contracts were recognized as services were provided and costs were incurred. Selling, general and administrative costs were charged to expense as incurred.

The provision for income tax expense is principally attributable to earnings from foreign operations. The Company had U.S. net operating loss carry-forwards of approximately $8.1 million, at December 31, 1998, which virtually eliminated the requirement for a Federal income tax provision.

(5) Basic and diluted income (loss) per share is based on net income (loss) divided by the weighted average number of common and equivalent shares outstanding during the period.


Strategia Corporation and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

The information set forth below, "Management's Discussion and Analysis" as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements include the uncertain market for Year 2000 services, the availability of technical personnel, the Company's relationship with automated tool vendors, the limited time in which a market for Year 2000 services is expected to exist, the Company's need to expand the services it offers beyond Year 2000 services, events that affect the timing of the Company's recognition of service revenues, the Company's financial resources, and competitive factors. These and other factors are set forth below in "Management's Discussion and Analysis" and described in greater detail in the Company's annual report on form 10-KSB for the year ended December 31, 1998, under the heading "Certain Factors that May Affect Future Results."

Results of Operations

The Company generated revenues of $6.4 million for the three months ended March 31, 1999, a 19% increase over the $5.4 million for the comparable three-month period in 1998. Net income was $605 thousand for the three months ended March 31, 1999, compared to a net loss of $67 thousand for the three months ended March 31, 1998.

The significant increase in 1999 revenues is attributable principally to an increase in Year 2000 services revenues in France. During the first three months of 1999, approximately 50% of consolidated revenues were generated in the United States and 50% in France.

Operations in the United States contributed pretax profits of $571 thousand in the first three months of 1999, as compared to a pretax profit of $379 thousand in the comparable 1998 period. The French companies had a combined pretax income of $91 thousand for the three months ended March 31, 1999, as compared to a $408 thousand pretax loss for the prior year three-month period ended
March 31, 1998.   The prior year pretax loss was primarily due to Strategia
Europe being in the start-up phase of providing Year 2000 services.

Consolidated disaster recovery revenues were $2.2 million for the three months ended March 31, 1999. An increase of nearly $200 thousand in France was offset by a decline in the U.S. The Company incurred a loss from disaster recovery services in both of the three-month periods ended March 31, 1999 and 1998.

Consolidated Year 2000 service revenues increased to approximately $4.2 million in the three months ended March 31, 1999, versus $3.2 million in the comparable 1998 period. This increase occurred in France as the Strategia Europe business increased its Year 2000 revenues from less than $200 thousand in 1998 to $1.2
million in the first three months of 1999.   U.S. revenues from Year 2000
services were approximately the same in both 1999 and 1998 periods. The profit contribution from Year 2000 services improved in the first three months of 1999 due to improved revenues and contribution margins in France and improved contribution margins in the U.S. The majority of the Year 2000 engagements were fixed-price engagements (contribution margins each period may be impacted by how effectively certain engagements are managed, as well as whether or not costs were appropriately estimated when the proposals were submitted to the customers). Contribution margins also improved in the first three months of 1999 as a result of actions taken in December 1998 to bring staffing and other costs in line with the current level of revenues.

Selling, general and administrative expenses decreased 10% to $1.8 million, or 28% of revenues, in the first three months of 1999, as compared to $2.0 million, or 37% of revenues, in the three-month period ended March 31, 1998.

Interest expense decreased as a number of capitalized leases in France have come to an end. Interest income declined due to reduced short-term investments as a result of the negative cash flow incurred in the fiscal year ended December 31, 1998.

Income tax provisions principally relate to the French companies. In the United States, the company has substantial net operating loss carry-forwards that eliminate virtually any Federal income tax provision.

Financial Condition, Liquidity and Capital Resources

The Company has an accumulated deficit of $7.9 million, having incurred $5.5 million in losses during the two years ended December 31, 1998. Those losses were primarily due to the cost of establishing and maintaining an infrastructure to market and deliver Year 2000 services. The market did not develop as anticipated and in December 1998 the Company implemented a restructuring plan that included a U.S. workforce reduction of approximately 30% from the level at the beginning of the 1998 fourth quarter. The Company continues to investigate other steps that can be taken to reduce costs in order to more properly align costs with its current level of business. Additionally, as the demand for Year 2000 services declines, the Company needs to replace Year 2000 service revenues with other IT service revenues. The ability of the Company to continue as a going concern is dependent on management's ability to successfully achieve consistently profitable operations.

At March 31, 1999, the Company had working capital totaling $3.0 million as compared to $1.5 million at December 31, 1998 and $3.6 million at March 31, 1998. Accounts receivable and unbilled revenues have increased a combined $1.7 million since December 31, 1998. The increase is attributable to the $535 thousand increase in revenues in the first three months of 1999 vs the last three months of 1998, and also due to the timing of collections of billed receivables.

Net property and equipment declined by $731 thousand to $5.4 million since December 31, 1998. This was due primarily to the depreciation expense exceeding assets purchased and leases capitalized for accounting purposes.

Cash flow in the first three months of 1999 was a positive $107 thousand (before the effect of exchange rates on change in cash) as compared to a cash outflow of $1.3 million in the first three months of 1998. This improvement was primarily a result of a $566 thousand improvement in net cash provided by operating activities, reduced capital expenditures of $580 thousand, and a net reduction in long-term debt and capitalized lease payments of $284 thousand.

The Company maintains any excess cash balances in short-term, investment-grade, interest-bearing securities. The Company has no present plans to make significant capital expenditures this year. Assuming the Company continues to be profitable for the remainder of 1999, the Company believes it has adequate resources to support its cash requirements for the remainder of the year. Should the Company, however, sustain significant net losses during the next twelve months, there would be a need for additional cash resources.

Year 2000 Compliance Status

The Company is an information technology services company, the majority of its current revenues being derived by providing Year 2000 consulting and project management services. The Company also provides disaster recovery backup services, with the majority of these revenues being generated in France. The Company has made a review of all of its critical systems, including revenue generating computers, in both the United States and France. It believes all critical equipment and systems to be Year 2000 compliant, with the exception of the Bull mainframe computer systems utilized for disaster recovery backup service in the U.S. Although the Company has leased a Bull 9000 mainframe computer, which is Year 2000 compliant in and of itself, additional equipment must be acquired in order to make this system Year 2000 compliant. The
Company has not yet decided as to whether or not it will make this investment. Revenues from Bull Disaster Recovery services in the U.S. totaled $830 thousand in 1998 and are expected to decline to approximately $500 thousand in 1999.
All other critical systems are believed to be Year 2000 compliant.


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


                                              STRATEGIA CORPORATION


Date:  May 14, 1999                           By:  /s/  Richard W. Smith

                                                   Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature                  Title                       Date

/s/ Richard W. Smith               President and Director    May 14, 1999
Richard W. Smith                   (Chief Executive Officer)

/s/ Paul E. Phillips, Jr.          Vice President &          May 14, 1999
Paul E. Phillips, Jr.                Chief Financial Officer
                                   (Principal Financial
                                     and Accounting Officer)

