Form 10QSB
period 1999-06-30
STRATEGIA CORP
filed 1999-08-06
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                ---------

                               Form 10-QSB


(Mark One)
[X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1999

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,667,677 as of June 30, 1999


STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  June 30,     December 31,
                                                    1999          1998
                                                 (Unaudited)    (Audited)
               Assets
Current assets:
  Cash and cash equivalents                        $ 1,228,022    $   761,650
  Accounts receivable, net                           4,107,554      3,207,375
  Unbilled revenues                                  1,871,638      1,386,810
  Other current assets                                 346,055        491,706

        Total current assets                         7,553,269      5,847,541

Property and equipment
  Cost                                              20,557,571     21,593,384
  Less accumulated depreciation                     15,960,672     15,500,460

         Net property and equipment                  4,596,899      6,092,924

Other assets                                           306,207        381,418

                                                   $12,456,375    $12,321,883

               Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    53,581    $    50,726
  Current installments of obligations
    under capital leases                               351,799        505,931
  Deferred revenue                                     396,294        395,438
  Accounts payable                                     991,603      1,663,736
  Accrued expenses and other liabilities             2,272,830      1,708,408
  Accrued income taxes                                  36,126         42,767

        Total current liabilities                    4,102,233      4,367,006

Long-term debt, excluding current installments         854,884        882,407
Obligations under capital leases,
    excluding current installments                      76,589        272,253
Deferred revenue                                     1,186,645      1,010,547
Deferred income taxes                                  170,114        352,825
Minority interest                                      125,810         71,201

        Total liabilities                            6,516,275      6,956,239

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,667,677 shares                                13,883,965     13,883,965
  Accumulated deficit                               (7,669,155)    (8,509,606)
  Accumulated other comprehensive loss                (274,710)        (8,715)

        Total stockholders' equity                   5,940,100      5,365,644

                                                   $12,456,375    $12,321,883


See notes to unaudited condensed consolidated financial statements.


STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                             Three Months Ended           Six Months Ended
                                 June 30,                      June 30,
                            1999        1998             1999         1998
Service revenues         $ 6,152,379  $ 5,727,667    $ 12,574,316  $11,132,299

Operating expenses:
  Cost of services         3,790,431    3,973,628       7,659,653    7,665,480
  Selling, general and
   administrative expenses 1,694,440    1,828,018       3,504,263    3,478,990
  Other charges              315,000         -            315,000         -

                           5,799,871    5,801,646      11,478,916   11,144,470

    Operating income (loss)  352,508      (73,979)      1,095,400      (12,171)

Other (income) expense:
  Interest expense            41,211       77,716          89,066      154,817
  Interest income             (2,719)     (33,081)         (4,826)     (51,835)
  Other (income)expense       33,305       69,613          68,153      102,280
                              71,797      114,248         152,393      205,262

Income (loss) before
  income taxes               280,711     (188,227)        943,007     (217,433)

Income tax provision          45,295      (10,836)        102,556       26,546

    Net income (loss)    $   235,416  $  (177,391)   $    840,451  $  (243,979)


Net income (loss) per share of common stock:
  Basic                  $      0.05  $   (0.04)     $       0.18  $     (0.05)

  Diluted                $      0.05  $   (0.04)     $       0.18  $     (0.05)

Weighted average number of common
  shares outstanding       4,667,677    4,667,677       4,667,677    4,667,677

See notes to unaudited condensed consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

                           Three months ended         Six months ended
                                  June 30,                 June 30,
                           1999         1998          1999          1998
Net income (loss)      $   235,416   $ (177,391)   $   840,451   $  (243,979)

Other comprehensive
  income (loss), net of tax:

Foreign currency translation
  adjustments              (94,895)       3,706       (265,995)       (7,013)

Comprehensive
  Income (loss)        $   140,521   $ (173,685)   $   574,456   $  (250,992)


See notes to unaudited condensed consolidated financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                        Six Months Ended
                                                              June 30,
                                                   1999                  1998
Cash flows from operating activities:
  Net income (loss)                         $   840,451            $  (243,979)
  Adjustments to reconcile net income (loss)
    to net cash provided by
    operating activities:
      Depreciation and amortization           1,279,885              1,570,073
      Other noncash items                       245,563                (52,677)
    Change in operating assets and liabilities:
      Accounts receivable                      (900,179)            (1,514,607)
      Unbilled revenue                         (484,828)            (1,205,280)
      Other current assets                      145,651               (219,471)
      Accounts payable                         (672,133)              (102,906)
      Accrued expenses and other current
        liabilities                             409,425                965,531
      Accrued income taxes                       (6,641)                84,095
      Other assets                               64,097                440,541
      Deferred revenues                         176,954                235,237


            Net cash provided by (used in)
              operating activities            1,098,245                (43,443)

Cash flows from investing activities:
  Purchases of property and equipment          (248,561)            (1,292,834)

            Net cash used in investing
              activities                       (248,561)            (1,292,834)

Cash flows from financing activities:
  Principal payments on long-term debt and
    obligations under capital leases, net      (313,864)              (402,303)

            Net cash used in financing
              activities                       (313,864)              (402,303)

Effect of exchange rate on changes in cash      (69,448)                (5,311)

Net increase (decrease) in cash and cash
  equivalents                                   466,372             (1,743,891)

Cash and cash equivalents at beginning of
  year                                          761,650              3,866,763

Cash and cash equivalents at end of period  $ 1,228,022            $ 2,122,872


See notes to unaudited condensed consolidated financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                                                    Accumulated
                                                       Other
                              Common   Accumulated  Comprehensive
                              Stock      Deficit    Income (Loss)   Total
Balance at
  December 31,
  1998                    $ 13,883,965 $(8,509,606)   $  (8,715) $ 5,365,644

Net income for
  three months
  ended March 31                   -       605,035          -        605,035


Foreign currency
  translation adjustment           -           -       (171,100)    (171,100)

Balance at March
  31, 1999                $ 13,883,965 $(7,904,571)   $(179,815) $ 5,799,579

Net income for three months
  ended June 30                    -       235,416          -        235,416

Foreign currency
  translation adjustment           -           -        (94,895)     (94,895)

Balance at June 30, 1999  $ 13,883,965 $(7,669,155)   $(274,710) $ 5,940,100

See notes to unaudited condensed consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

NOTES TO JUNE 30, 1999 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) This financial information should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's December 31, 1998, Annual Report on Form 10-KSB. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals, except for the charge related to the lease assignment as explained in Note 3 below) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the period then ended. Certain prior year data has been reclassified to conform to current year presentation.

(2) The Company provides a variety of information technology services, including Year 2000 services, disaster recovery services, and outsourcing services; both in the United States and in France.

In the United States, Strategia primarily provides Year 2000 services and disaster recovery services. During the six months ended June 30, 1999, approximately 91% of the $6.4 million U.S. revenues were Year 2000 service revenues; compared to 86% of U.S. revenues in the year ended December 31, 1998.

Internationally, the Company provides its services through three French companies. Twinsys Dataguard S.A. ("Twinsys"), a wholly-owned subsidiary of Strategia, provides disaster recovery and contingency planning services to users of Bull computers. Twin-X S.A. ("Twin-X"), a 60% owned subsidiary of Twinsys, provides similar services to users of Unix-based computer systems. Strategia Europe S.A.S. ("Strategia Europe"), a wholly-owned subsidiary of
Strategia, provides Year 2000 services in France.   Approximately 60% of the
$6.1 million Foreign revenues were from disaster recovery services and 40% from Year 2000 services during the first six months of 1999.


Revenues and pretax income (loss) are shown below by geographical component:

                              Three months ended          Six months ended
                                    June 30                    June 30
                           1999          1998           1999          1998
Service revenues:
  United States         $3,203,668    $3,405,156     $6,432,941   $6,877,636
  Foreign                2,948,711     2,322,511      6,141,375    4,254,663

                        $6,152,379    $5,727,667    $12,574,316  $11,132,299

Pretax income (loss):
  United States            211,916        11,602        782,840      390,175
  Foreign                   68,795      (199,829)       160,167     (607,608)

                        $  280,711    $ (188,227)   $   943,007  $  (217,433)


(3) Revenues from fixed price Year 2000 and other consulting engagements were recognized on the percentage-of-completion method. Actual costs incurred to date, as a percentage of estimated total contract costs, were used to determine the percentage-of-completion, since management considers expended costs to be the best available measure of progress on these contracts. Contract costs included all direct costs related to contract performance. Provisions for estimated losses on uncompleted contracts, when required, were made in the period in which such losses were determined. Revenues from non-fixed-price contracts were recognized as services were provided and costs were incurred. Selling, general and administrative costs were charged to expense as incurred.

The Company recorded a charge in the amount of $315 thousand at June 30, 1999, for a loss to be incurred in the assignment of a lease for office space to a third party. This charge covers expenses to be incurred from a write-down of leasehold improvements and other fixed assets, broker fees and net monthly rent not covered by the assignee.

The provision for income tax expense is principally attributable to earnings from foreign operations. The Company had U.S. net operating loss carry-forwards of approximately $8.1 million at December 31, 1998, which virtually eliminated the requirement for a Federal income tax provision.

(4) Basic and diluted income (loss) per share is based on net income (loss) divided by the weighted average number of common and equivalent shares outstanding during the period.

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

Results of Operations

Consolidated revenues increased 7% to $6.2 million for the three months ended June 30, 1999. Net income for the three months ended June 30, 1999, was $235 thousand, or $ .05 per share, compared to a net loss of $177 thousand, or $ .04 per share, in the 1998 second quarter. For the six months, revenues increased to $12.6 million, a 13 % increase over the $11.1 million in the comparable 1998 period. Net income for the six months was $840 thousand, or $ .18 per share, versus a 1998 loss of $244 thousand, or $ .05 per share.

This increase in revenues primarily occurred at Strategia Europe where Year 2000 service revenues increased from less than $700 thousand in the first six months of 1998 to $2.5 million in the first half of 1999. During the first six months of 1999, approximately 51% of consolidated revenues were generated in the United States and 49% in France.

Operations in the United States contributed pretax profits of $212 thousand in the three months ended June 30, 1999, as compared to a pretax profit of $12 thousand in the comparable 1998 period. The French companies had a combined pretax income of $69 thousand for the three months ended June 30, 1999, as compared to a $200 thousand pretax loss for the prior year three-month period ended June 30, 1998. For the six months ended June 30, 1999, the United States operations contributed $783 thousand in pretax profits, as compared to $390 thousand in the first six months of 1998, while the Foreign operations earned $160 thousand in pretax income, as compared to a pretax loss of $608 thousand in 1998. The prior year pretax loss was primarily due to Strategia Europe being in the start-up phase of providing Year 2000 services.

Consolidated disaster recovery revenues were $4.2 million for the six months ended June 30, 1999, a decrease of $200 thousand from the prior year.

Consolidated Year 2000 service revenues increased to approximately $8.4 million in the six months ended June 30, 1999, versus $6.7 million in the comparable 1998 period. This increase occurred in France as the Strategia Europe business increased its Year 2000 revenues from less than $700 thousand in the first six months of 1998 to $2.5 million in the first six months of
1999.   U.S. revenues from Year 2000 services were approximately the same in both 1999 and 1998 periods. The profit contribution from Year 2000 services improved in the first six months of 1999 due to improved contribution margins in the U.S. and due to significantly higher revenues and improved profitability in France. The improvement in the U.S. was a result of actions taken in December 1998 to bring staffing and other costs in line with the current level of revenues and more effective management of Year 2000 projects. The majority of the Year 2000 engagements were fixed-price engagements. Contribution margins each period may be impacted by how effectively certain engagements are managed, as well as whether or not costs were appropriately estimated when the proposals were submitted to the customers.

Selling, general and administrative expenses decreased to $1.7 million, or 28% of revenues, in the three months ended June 30, 1999, as compared to $1.8 million, or 32% of revenues, in the comparable 1998 period. In the six-month period ended June 30, 1999, selling, general and administrative expenses decreased to 28% of revenues from 31% of revenues in the 1998 six-month period.

The Company recorded a charge in the amount of $315 thousand in the quarter for a loss to be incurred in connection with the assignment of a lease for office space to a third party. This charge covers expenses from a write-down of leasehold improvements and other fixed assets, broker fees and net monthly rent not covered by the assignee. The anticipated assignment of this lease, to be effective October 1, 1999, will reduce future cash operating costs between October 1, 1999, and December 31, 2003, by nearly $1.2 million.

Interest expense decreased as a number of capitalized leases have come to an end. Interest income declined due to reduced short-term investments as a result of the negative cash flow incurred in the fiscal year ended December 31, 1998.

Income tax provisions principally relate to the French companies. In the United States, the company has substantial net operating loss carry-forwards that eliminate virtually any Federal income tax provision.

Financial Condition, Liquidity and Capital Resources

The Company has an accumulated deficit of $7.7 million at June 30, 1999, having incurred $5.5 million in losses during the two years ended December 31, 1998. Those losses were primarily due to the cost of establishing and maintaining an infrastructure to market and deliver Year 2000 services. The market did not develop as anticipated and in December 1998 the Company implemented a restructuring plan that included a U.S. workforce reduction of approximately 30% from the level at the beginning of the 1998 fourth quarter. The Company continues to investigate other steps that can be taken to reduce costs and more properly align costs with its current level of business. Additionally, as the demand for Year 2000 services declines, the Company needs to replace Year 2000 service revenues with other IT service revenues. The ability of the Company to continue as a going concern is dependent on management's ability to successfully develop new IT service revenues and achieve consistently profitable operations.

At June 30, 1999, the Company had working capital totaling $3.5 million as compared to $1.5 million at December 31, 1998 and $2.6 million at June 30, 1998. Accounts receivable and unbilled revenues have increased a combined $1.4 million since December 31, 1998. The increase is attributable to the improvement in revenues, and also due to the timing of collections of billed receivables.

Net property and equipment declined by $1.5 million since December 31, 1998. This was due primarily to the depreciation expense exceeding assets purchased and leases capitalized for accounting purposes.

Cash flow in the first six months of 1999 was a positive $536 thousand (before the effect of exchange rates on change in cash) as compared to a cash outflow of $1.7 million in the first six months of 1998. This improvement was primarily a result of a $1.1 million improvement in net cash provided by operating activities, reduced capital expenditures of $1.0 million, and a small net reduction in long-term debt and capitalized lease payments.

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

Year 2000 Compliance Status

The Company is an information technology services company, the majority of its current revenues being derived by providing Year 2000 consulting and project management services. The Company also provides disaster recovery backup services, with the majority of these revenues being generated in France. The Company has made a review of all of its critical systems, including revenue generating computers, in both the United States and France. The cost of completing this review was less than $100 thousand and was charged against operating expenses, primarily during the year ended December 31, 1998.

The Company believes all critical equipment and systems to be Year 2000 compliant, with the exception of the Bull mainframe computer systems utilized for disaster recovery backup service in the U.S. Although the Company has leased a Bull 9000 mainframe computer, which is Year 2000 compliant in and of itself, additional equipment must be acquired in order to make this system Year 2000 compliant. It is estimated that this investment will cost $70 thousand to $100 thousand. The Company has not yet decided as to whether or not it will make this investment. Revenues from Bull Disaster Recovery services in the U.S. totaled $830 thousand in 1998 and are expected to decline to approximately $500 thousand in 1999, and may decline even more dramatically in 2000. All other critical systems are believed to be Year 2000 compliant.

The Company's resources are primarily its personnel and, to a certain extent, the computer systems described above. The Company is not dependent upon external suppliers for raw materials or other productive resources as manufacturers and many other service businesses may be. The primary external resources are the public utilities for electricity, telephone service, etc. Therefore, the Company's risks of being able to maintain its own operations are essentially limited to the public infrastructure risks to which all business enterprises are exposed.




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

              None.




SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       STRATEGIA CORPORATION
Date:   August 6, 1999                 By:  /s/  Richard W. Smith
                                                 Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                             Date

/s/ Richard W. Smith       President and Director          August 6, 1999
    Richard W. Smith      (Chief Executive Officer)
/s/ Paul E. Phillips, Jr.  Vice President and              August 6, 1999
                                Chief Financial Officer
    Paul E. Phillips, Jr. (Chief Accounting Officer)
