Form 10QSB
period 1999-09-30
STRATEGIA CORP
filed 1999-11-10
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                ---------

                               Form 10-QSB


(Mark One)
[X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1999


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                    to



                         Commission File Number     0-21662


                             Strategia Corporation

             (Exact name of registrant as specified in its charter)


         Kentucky                                    61-1064606
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)
PO Box 37144, Louisville, KY                          40233-7144
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     502-426-3434

Former name, former address, and former fiscal year, if changed since last report.

6040 Dutchmans Lane, Suite 400, Louisville, KY 40205-3271


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,667,677 as of September 30, 1999.


STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,    December 31,
                                                    1999             1998
                                                 (Unaudited)       (Audited)
               Assets
Current assets:
  Cash and cash equivalents                        $ 1,985,527    $   761,650
  Accounts receivable, net                           4,379,377      3,207,375
  Unbilled revenues                                  2,341,144      1,386,810
  Other current assets                                 386,279        491,706

        Total current assets                         9,092,327      5,847,541

Property and equipment
  Cost                                              20,909,370     21,593,384
  Less accumulated depreciation                     16,750,057     15,500,460

         Net property and equipment                  4,159,313      6,092,924

Other assets                                           304,113        381,418

                                                   $13,555,753    $12,321,883

               Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    58,167    $    50,726
  Current installments of obligations
    under capital leases                               311,068        505,931
  Deferred revenue                                      21,479        395,438
  Accounts payable                                     983,387      1,663,736
  Accrued expenses and other liabilities             3,055,252      1,708,408
  Accrued income taxes                                 200,100         42,767

        Total current liabilities                    4,629,453      4,367,006

Long-term debt, excluding current installments         837,447        882,407
Obligations under capital leases,
    excluding current installments                      36,455        272,253
Deferred revenue                                     1,147,674      1,010,547
Deferred income taxes                                   74,890        352,825
Minority interest                                      189,439         71,201

        Total liabilities                            6,915,358      6,956,239

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,667,677 shares                                13,883,965     13,883,965
  Accumulated deficit                               (7,041,565)    (8,509,606)
  Accumulated other comprehensive loss                (202,005)        (8,715)

        Total stockholders' equity                   6,640,395      5,365,644

                                                   $13,555,753    $12,321,883


See notes to unaudited condensed consolidated financial statements.


STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                             Three Months Ended          Nine Months Ended
                               September 30,                 September 30,
                            1999        1998             1999         1998
Service revenues         $ 3,013,229  $ 2,075,985    $  9,446,170  $ 8,953,621

Operating expenses:
  Cost of services         1,979,025    2,251,283       5,426,727    6,474,178
  Selling, general and
   administrative expenses   863,235    1,420,339       2,775,311    3,720,119
  Other charges               18,600         -            333,600         -

                           2,860,860    3,671,622       8,535,638   10,194,297

    Operating income (loss)  152,369   (1,595,637)        910,532   (1,240,676)

Other (income) expense:
  Interest expense            34,288       23,049         104,667      103,959
  Interest income            (13,595)     (11,667)        (18,420)     (63,502)
  Other (income)expense         -            -               -            -
                              20,693       11,382          86,247       40,457

Income (loss) before
  income taxes               131,676   (1,607,019)        824,285   (1,281,133)

Income tax provision           4,748         -             14,248       19,845

Income (loss) from
  continuing operations      126,928   (1,607,019)        810,037   (1,300,978)

Income (loss) from
  discontinued operations    500,662       85,046         658,004     (464,974)

    Net income (loss)    $   627,590  $(1,521,973)   $  1,468,041  $(1,765,952)


Income (loss) per share of common stock from continuing operations:
  Basic                  $      0.03  $   (0.34)     $       0.17  $     (0.28)

  Diluted                $      0.03  $   (0.34)     $       0.17  $     (0.28)

Net income (loss) per share of common stock:

  Basic                  $      0.13  $   (0.33)     $       0.31  $     (0.38)

  Diluted                $      0.13  $   (0.33)     $       0.31  $     (0.38)

Weighted average number of common
  shares outstanding       4,667,677    4,667,677       4,667,677    4,667,677

See notes to unaudited condensed consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

                           Three months ended        Nine months ended
                               September 30,            September 30,
                           1999         1998          1999          1998
Net income (loss)      $   627,590  $(1,521,973)  $ 1,468,041   $(1,765,952)

Other comprehensive
  income (loss), net of tax:

Foreign currency translation
  adjustments               72,705      169,726       (193,290)      162,713

Comprehensive
  income (loss)        $   700,295  $(1,352,247)   $ 1,274,751   $(1,603,239)


See notes to unaudited condensed consolidated financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                       Nine Months Ended
                                                           September 30,
                                                   1999                  1998
Cash flows from operating activities:
  Income (loss) from continuing operations  $   810,037            $(1,300,978)
  Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by operating activities:
      Depreciation and amortization             551,845                739,430
      Other noncash items                       326,966                 17,964
      Income from discontinued operations,
        net of depreciation, deferred income
        taxes and other noncash items         1,861,067              1,071,741
    Change in operating assets and liabilities:
      Accounts receivable                    (1,172,002)            (1,861,880)
      Unbilled revenues                        (954,334)              (888,437)
      Other current assets                      105,427               (177,044)
      Accounts payable                         (680,349)                93,206
      Accrued expenses and other current
        liabilities                           1,191,844                528,251
      Accrued income taxes                      157,333                268,849
      Other assets                               57,042                389,431
      Deferred revenues                        (236,832)             1,314,449


            Net cash provided by
              operating activities            2,018,044                194,982

Cash flows from investing activities:
  Purchases of property and equipment          (319,380)            (1,526,109)

            Net cash used in investing
              activities                       (319,380)            (1,526,109)

Cash flows from financing activities:
  Principal payments on long-term debt and
    obligations under capital leases, net      (423,662)              (695,096)

            Net cash used in financing
              activities                       (423,662)              (695,096)

Effect of exchange rate on changes in cash      (51,125)               (71,119)

Net increase (decrease) in cash and cash
  equivalents                                 1,223,877             (2,097,342)

Cash and cash equivalents at beginning of
  year                                          761,650              3,866,763

Cash and cash equivalents at end of period  $ 1,985,527            $ 1,769,421


See notes to unaudited condensed consolidated financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
                                                    Accumulated
                                                       Other
                              Common   Accumulated  Comprehensive
                              Stock      Deficit    Income (Loss)   Total
Balance at
  December 31,
  1998                    $ 13,883,965 $(8,509,606)   $  (8,715) $ 5,365,644

Net income for
  three months
  ended March 31                   -       605,035          -        605,035


Foreign currency
  translation adjustment           -           -       (171,100)    (171,100)

Balance at March
  31, 1999                $ 13,883,965 $(7,904,571)   $(179,815) $ 5,799,579

Net income for three months
  ended June 30                    -       235,416          -        235,416

Foreign currency
  translation adjustment           -           -        (94,895)     (94,895)

Balance at June 30, 1999  $ 13,883,965 $(7,669,155)   $(274,710) $ 5,940,100

Net income for three
  months ended September 30        -       627,590          -        627,590

Foreign currency translation
  adjustment                       -           -         72,705       72,705

Balance at
  September 30, 1999      $ 13,883,965 $(7,041,565)   $(202,005) $ 6,640,395

See notes to unaudited condensed consolidated financial statements.



STRATEGIA CORPORATION AND SUBSIDIARIES

NOTES TO SEPTEMBER 30, 1999, CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1) This financial information should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's December 31, 1998, Annual Report on Form 10-KSB. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals, except for the charge related to the lease assignment as explained in Note 3 below) necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the period then ended. Certain prior year data has been reclassified to conform to current year presentation.

On August 10, 1999, the Company entered into a definitive agreement to sell its French subsidiaries to a subsidiary of Guardian iT plc ("Guardian"), a United Kingdom based disaster recovery company. These three French companies comprise the entirety of the Company's international business segment. Twinsys Dataguard S.A. ("Twinsys"), a wholly-owned subsidiary of Strategia, provides disaster recovery and contingency planning services to users of Bull computers. Twin-X S.A. ("Twin-X"), a 60% owned subsidiary of Twinsys, provides similar services to users of Unix-based computer systems. Strategia Europe S.A.S. ("Strategia Europe"), a wholly-owned subsidiary of Strategia, provides Year 2000 services in France. Since the Company will be exiting its international business segment, the financial results for all periods reported have been restated to reflect the results of these European subsidiaries as discontinued operations. Continuing operations reflect the financial results of the Company's U.S. business.

Based upon the combined balance sheets of the French subsidiaries at December 31, 1998, net proceeds to the Company from the sale are estimated to be $6.9 million. This would result in a gain of approximately $4.0 million. There will be an adjustment to the purchase price based on the change in the French subsidiaries combined net asset value between December 31, 1998, and the closing date. It is anticipated that the sale, which was approved by the Company's shareholders on November 4, 1999, will close on or about
November 10, 1999. It is expected that this will result in an increase in the net cash proceeds to the Company. Of the total cash consideration, $1.275 million will be paid into an escrow account at closing to support any potential warranty claims that the purchaser may subsequently have against the Company. Subject to deductions, $637.5 thousand will be released from the escrow account on March 31, 2000, and the remaining $637.5 thousand on September 30, 2000.

Results of operations and the composition of net assets of the discontinued operations are shown below:


                              Three months ended        Nine months ended
                                 September 30              September 30
                              1999          1998         1999         1998
[S]                            [C]           [C]          [C]          [C]

Revenues                   $3,583,638   $2,526,856    $9,725,013   $6,781,519

Income (loss) before
  income taxes                609,439      152,496       859,837     (390,823)
Income tax provision          108,777       67,450       201,833       74,151

Net income (loss) from
  operations               $  500,662   $   85,046       658,004   $ (464,974)

                                                    September 30   December 31
                                                        1999           1998
[S]                                                     [C]            [C]

Current assets                                        $5,549,525   $3,381,141
Current liabilities                                    2,915,041    2,396,669

  Working capital                                      2,634,484      984,472

Fixed assets                                           1,298,466    2,534,230
Other non-current assets                                 247,644      300,513
Non-current liabilities                               (1,443,515)  (1,593,027)
  Net assets                                          $2,737,079   $2,226,188


The income tax provision(s) for the discontinued operations does not approximate the French statutory rate because the French subsidiaries do not file consolidated income tax returns; losses incurred by one company are not able to be offset by income from another. Additionally, in 1999 Strategia Europe will be able to make use of operating loss carryforwards primarily incurred in 1998 and, therefore, no tax provision has been made in Strategia Europe's three months or nine months financial results.

(2) The Company's continuing U.S. operations provides information technology services, including Year 2000 services, disaster recovery services, and outsourcing services. During the nine months ended September 30, 1999, approximately 92% of the $9.4 million revenues were generated by Year 2000 services; compared to 86% in the year ended December 31, 1998.

(3) Revenues from fixed-price Year 2000 and other consulting engagements were recognized on the percentage-of-completion method. Actual costs incurred to date, as a percentage of estimated total contract costs, were used to determine the percentage-of-completion, since management considers expended costs to be the best available measure of progress on these contracts. Contract costs included all direct costs related to contract performance. Provisions for estimated losses on uncompleted contracts, when required, have been provided for in the period in which such losses were determined.
Revenues from non-fixed-price contracts were recognized as services were provided and costs were incurred. Selling, general and administrative costs were charged to expense as incurred.

The Company recorded a charge in the amount of $315 thousand at June 30, 1999, for an estimated loss to be incurred in the assignment of a lease for office space to a third party. This charge was increased by $18.6 thousand in the September 30, 1999, quarter. This provision covers expenses to be incurred from a write-down of leasehold improvements and other fixed assets, broker fees and net monthly rent not covered by the assignee, and office relocation costs.

The Company had U.S. net operating loss carry-forwards of approximately $8.1 million at December 31, 1998, which virtually eliminated the requirement for a Federal income tax provision in 1999.

(4) Basic and diluted income (loss) per share is based on the income (loss) from continuing operations or the net income (loss) being divided by the weighted average number of common and equivalent shares outstanding during the period.

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

Results of Operations

On August 10, 1999, the Company entered into a definitive agreement to sell its French subsidiaries to a subsidiary of Guardian iT plc ("Guardian"), a United Kingdom based disaster recovery company. Since the Company will be exiting its international business segment, the financial results for all periods reported have been restated to reflect the results of these European subsidiaries as discontinued operations. Continuing operations reflect the financial results of the Company's U.S. business.

Revenues from continuing operations increased 45% to $3.0 million for the three months ended September 30, 1999, as compared to the third quarter of 1998. Income from continuing operations for the three months ended September 30, 1999, was $127 thousand, or $ .03 per share, compared to a loss from continuing operations of $1.6 million, or $ .34 per share, in the 1998 third quarter. For the nine months, revenues from continuing operations increased to $9.4 million, a 5% increase over the $9.0 million in the comparable 1998 period. Income from continuing operations for the nine months was $810 thousand, or $ .17 per share, versus a 1998 loss of $1.3 million, or $ .28 per share.

Net income was $628 thousand, or $ .13 per share, for the three months ended September 30, 1999, and $1.5 million, or $ .31 per share, for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the net loss was $1.8 million, or a net loss per share of $ .38.

The increase in revenues from continuing operations for the nine months was primarily a result of an increase in Year 2000 services revenues in the three month period ended September 30, 1999, as compared to the same prior year period. Disaster recovery revenues declined by approximately $500 thousand in the first nine months of 1999 versus 1998.

The improvement in income from continuing operations for the 1999 third quarter was a result of the improvement in revenues and also due to actions taken in December 1998 to bring staffing and other costs in line with the current level of revenues and more effective management of Year 2000 projects. The majority of the Year 2000 engagements were fixed-price engagements. It should be noted that contribution margins each period may be impacted by how effectively certain engagements are managed, as well as whether or not costs were appropriately estimated when the proposals were submitted to the customers.

Selling, general and administrative expenses decreased to $863 thousand, or 29% of revenues, in the three months ended September 30, 1999, as compared to $1.4 million, or 68% of revenues, in the comparable 1998 period. In the nine-month period ended September 30, 1999, selling, general and administrative expenses decreased by $945 thousand to 29% of revenues from 42% of revenues in the 1998 nine-month period.

The Company recorded a charge in the amount of $333.6 thousand in the nine months ended September 30, 1999, for a loss to be incurred in connection with the assignment of a lease for office space to a third party. This charge covers expenses from a write-down of leasehold improvements and other fixed assets, broker fees and net monthly rent not covered by the lease assignment, and office relocation costs. The assignment of this lease, effective
October 1, 1999, will reduce cash operating costs between October 1, 1999, and December 31, 2003, by nearly $1.2 million.

Net financing costs (interest expense less interest income) increased in 1999 versus the comparable 1998 periods due to reduced short-term investments that resulted from the negative cash flow incurred in the fiscal year ended December 31, 1998.

The Company has substantial net operating loss carry-forwards that virtually eliminate the need for a Federal income tax provision.

Financial Condition, Liquidity and Capital Resources

The Company has an accumulated deficit of $7.0 million at September 30, 1999, having incurred $5.5 million in losses during the two years ended December 31, 1998. Those losses were primarily due to the cost of establishing and maintaining an infrastructure to market and deliver Year 2000 services. The market did not develop as anticipated and in December 1998 the Company implemented a restructuring plan that included a U.S. workforce reduction of approximately 30% from the level at the beginning of the 1998 fourth quarter. The Company continues to take steps to reduce costs and more properly align costs with its current level of business. Additionally, as the demand for Year 2000 services declines, the Company needs to replace Year 2000 service revenues with other IT service revenues. The Company anticipates that revenues from continuing operations for the fourth quarter of 1999 will decrease significantly from the $3.0 million reported in the third quarter and, as a result, the Company will incur a loss from continuing operations. The ability of the Company to continue as a going concern is dependent upon completing the transaction to sell the French subsidiaries to Guardian and, in the longer term, on management's ability to successfully develop new IT service revenues and achieve consistently profitable operations. The sale of the French subsidiaries, based on their combined balance sheets at September 30, 1999, would result in net proceeds to the Company of approximately $6.9 million. Because of the net operating loss carryforwards generated by the Company in prior years, no Federal or state income tax provision is anticipated on the gain from the sale.

At September 30, 1999, the Company had working capital totaling $4.5 million as compared to $1.5 million at December 31, 1998. Cash has increased by $1.2 million and accounts receivable and unbilled revenues have increased a combined $2.1 million since December 31, 1998. The increase is attributable to the improvement in revenues and profits.

Net property and equipment declined by $1.9 million since December 31, 1998. This was due primarily to the depreciation expense and a reserve provided for loss on disposal of fixed assets to be sold in connection with the lease assignment transaction exceeding assets purchased.

Cash flow in the first nine months of 1999 was a positive $1.3 million (before the effect of exchange rates on change in cash) as compared to a cash outflow of $2.0 million in the first nine months of 1998. This improvement was primarily a result of a $2.0 million improvement in net cash provided by operating activities, reduced capital expenditures of $1.2 million, and a reduction in net long-term debt and capitalized lease payments.

The Company maintains any excess cash balances in short-term, investment-grade, interest-bearing securities. The Company has no present plans to make significant capital expenditures this year. Assuming the Company completes the sale of the French subsidiaries as contemplated, the Company believes it has adequate resources to support its cash requirements for the next twelve months.

Year 2000 Compliance Status

The Company is an information technology services company, the majority of its current revenues being derived by providing Year 2000 consulting and project management services. The Company also provides disaster recovery backup services, with the majority of these revenues being generated in France (see
Note 1 concerning the sale of the French subsidiaries). The Company has made a review of all of its critical systems, including revenue generating computers, in both the United States and France. The cost of completing this review was less than $100 thousand and was charged against operating expenses, primarily during the year ended December 31, 1998.

The Company believes all critical equipment and systems to be Year 2000 compliant, with the exception of the Bull mainframe computer systems utilized for disaster recovery backup service in the U.S. Although the Company has leased a Bull 9000 mainframe computer, which is Year 2000 compliant in and of itself, additional equipment must be acquired in order to make this system Year 2000 compliant. The Company, after consulting with its Bull disaster recovery customers, has decided not to make this investment and will cease to offer Bull disaster recovery services after December 31, 1999. All other critical systems are believed to be Year 2000 compliant.

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


         None.


Item 3.  Defaults Upon Senior Securities.


         None.


Item 4.  Submission of Matters to a Vote of Security-Holders

         The 1999 Annual Meeting of the Company's shareholders was held on November 4, 1999. Five directors were elected to a term lasting until the next annual shareholders meeting: John A. Brenzel, James E. Buchart,
Robert H. Loeffler, Richard W. Smith, and John P. Snyder. The shareholders approved the sale of the Company's French subsidiaries. Voting information with respect to the matters submitted to shareholders is set forth below.

Election of Directors

                             For         Withheld
Mr. Brenzel               4,153,711       62,908
Mr. Buchart               4,153,961       62,658
Mr. Loeffler              4,141,961       74,658
Mr. Smith                 4,028,708      187,911
Mr. Snyder                4,153,461       63,158

Sale of French Subsidiaries

   For            Against              Abstain
2,599,517          7,416                1,750


Item 5.  Other Events.

         On November 5, 1999, the Registrant announced that its shareholders approved the pending sale of its French subsidiaries. It is anticipated that the sale will close on or about November 10, 1999, but the closing remains subject to the fulfillment of the remaining conditions set forth in the sale agreement.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              Form 8-K filed August 23, 1999, concerning the sale of the French subsidiaries.




                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       STRATEGIA CORPORATION
Date:   November 9, 1999               By:  /s/  Richard W. Smith
                                                 Richard W. Smith, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                             Date

/s/ Richard W. Smith       President and Director          November 9, 1999
    Richard W. Smith      (Chief Executive Officer)
/s/ Paul E. Phillips, Jr.  Vice President and              November 9, 1999
                                Chief Financial Officer
    Paul E. Phillips, Jr. (Principal Financial and Accounting Officer)
