Form 10KSB
period 1999-12-31
STRATEGIA CORP
filed 2000-03-28
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

  X  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Fiscal Year Ended
December 31, 1999.


     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                        Commission File Number 0-21662

                            STRATEGIA CORPORATION
          (Exact name of registrant as specified in its charter)

           Kentucky                              61-1064606
   (State or other jurisdiction of       (I.R.S. Identification No.)
Employer incorporation or organization)

10301 Linn Station Road
Louisville, Kentucky                             40223
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: Common stock -- $4,631,677.

The number of shares of the registrant's common stock outstanding as of March 22, 2000 -- 4,572,782 shares.

                          INCORPORATION BY REFERENCE

None.

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

GENERAL

     During 1999 and prior years Strategia Corporation ("Strategia") and its subsidiaries (together referred to as the "Company") provided a variety of information technology services including Year 2000 consulting, disaster recovery, and outsourcing services, both in the United States and in Europe. Since 1984 the Company specialized in assisting business organizations and government agencies prepare for and avert the consequences of unknown, unplanned interruption in data processing of large-scale computer systems by providing alternate site processing and contingency planning services in North America. These services were originally provided to users of large scale Bull (formerly Honeywell) computers in North America and, since 1993, to users of IBM computers. Similar services have been provided in France since 1995 through a wholly owned subsidiary for users of Bull computer systems; and since 1996, through a majority owned subsidiary, for UNIX-based computer systems users. In 1997, the company began to offer Year 2000 related Information Technology Services in both the United States and France. In 1999, 91% of the Company's $10.7 million U.S. revenues and nearly 45% of its French subsidiaries $11.2 million revenues were generated by providing Year 2000 related Information Technology Services.

     On August 10, 1999, Strategia entered into a definitive agreement to sell its French subsidiaries to a subsidiary of Guardian iT plc ("Guardian"); this transaction was completed on November 10, 1999. The French subsidiaries comprised the entirety of the Company's foreign business segment. On December 14, 1999, the Company announced that the Board of Directors of Strategia had approved a plan to exit its two remaining revenue generating lines of business, Information Technology Consulting Services and Disaster Recovery Services. Therefore, as of January 1, 2000, the Company has no "continuing" business operations. The Board of Directors is in the process of reviewing various strategic alternatives concerning the Company's future.

PERSONNEL

     As of December 31, 1999, the Company had 17 full-time employees. It is anticipated that this number will be reduced to 4 or less by the end of March 2000.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     As described above, the Company is in the process of ceasing operations in the information technology services lines of business in which it previously operated. These were primarily composed of providing disaster recovery back-up and contingency planning services to users of large-scale computer systems and Year 2000 date-related services to a wide variety of business and governmental organizations. At December 31, 1999, the Company had working capital of approximately $7.9 million, of which $7.3 million was cash and cash equivalents. The Company is currently investigating various strategic alternatives concerning its future. How successful the Company's Board of Directors is in determining and implementing an appropriate future direction for the Company will have a substantial impact on its future financial results.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate offices are located at 10301 Linn Station Road, Louisville, Kentucky, in a two-story, 27,900 sq. ft. building on approximately two acres, which the Company owns subject to a mortgage. This building is currently configured as a data center. In February 2000, the Company entered into a definitive lease agreement, effective March 11, 2000, to lease this facility to a third party on terms that exceed ongoing financing and operating costs. In March 2000, the Company entered into a Purchase and Sale Agreement to sell the Louisville facility and certain equipment for $2.7 million. Completion of the sale is contingent upon satisfactory property inspections and the purchaser obtaining appropriate financing for the transaction.
The Company also leases a 28,000 square foot data center in Shelbyville, Kentucky; commercial real estate brokers have been engaged to dispose of this facility.

     The equipment at the Company's Louisville, Kentucky facility is both owned and leased. At December 31, 1999, substantially all equipment was written-down to estimated net realizable value in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

     The Company's obligations under both its capital leases and its current operating leases for equipment and facilities are set forth in Note 5 of Notes to Consolidated Financial Statements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Strategia's Common Stock has traded on the American Stock Exchange since August 6, 1997. Prior to that date the Common Stock traded on the over-the-counter market. The Company believes it has approximately 700 beneficial owners of the Company's Common Stock. The following table sets forth the quarterly range of high and low closing sale prices per share reported on the American Stock Exchange during 1999 and 1998.

                             1999                      1998
     Quarter          High          Low          High          Low
     First           $ .94        $ .63         $9.13        $7.00
     Second           1.69          .44          9.63         4.88
     Third            1.50          .88          5.75         2.19
     Fourth           1.13          .63          2.13          .63

     On March 27, 2000, the closing sale price reported for the Common Stock was $1.56 per share.

     Since its inception in 1984, the Company has not paid any dividends on its Common Stock. On December 14, 1999, the Company announced that the Board of Directors had approved a stock repurchase program. Under this program, as market conditions warrant, the Company may purchase from time to time on the open market and in negotiated transactions over the next six months up to ten percent of its outstanding shares of common stock. As of December 31, 1999, 36,000 shares had been repurchased at an average price of $ .953 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information

     The information set forth below in "Management's Discussion and Analysis" as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements include the factors set forth below in "Management's Discussion and Analysis" and those described elsewhere in the Company's annual report under the heading "Certain Factors That May Affect Future Results."

Results of Operations

     All operations of the Company have been reflected as discontinued operations in the accompanying financial statements due to the sale of the foreign business segment in November 1999 and the decision by the Board of Directors in December 1999 to exit all other existing lines of business.

     During 1999, the Company's discontinued operations generated revenues of $21.9 million versus revenues of $21.6 million for 1998. The Company had consolidated net income of $4.1 million for the year ended December 31, 1999, compared to a net loss of $2.4 million in 1998. Net income in 1999 of $4.1 million included a pretax gain of $3.8 million from the sale of the Company's French subsidiaries, a loss provision totaling $932 thousand resulting from the cessation of all other existing operations, and a $340 thousand charge related to the assignment of a lease for office space. This lease assignment reduces the Company's cash obligations by approximately $1.1 million, for which the Company remains contingently liable should the assignee default on the lease, during the next four years. The net loss in 1998 of $2.4 million included a $440 thousand non-cash charge to reflect a write-off of certain assets in light of the lack of anticipated business in the Year 2000 (COBOL) renovation and compliance testing areas.

Financial Condition, Liquidity and Capital Resources

     The Company has an accumulated deficit of $4.4 million, having incurred $5.5 million in losses during 1997 and 1998. Those losses were primarily due to the cost of establishing and maintaining an infrastructure to market and deliver Year 2000 information technology related services. The market did not develop as anticipated and in December 1998 the Company implemented a restructuring plan that included a U.S. workforce reduction of approximately 30% from the level at the beginning of the 1998 fourth quarter. The Company continued its efforts to reduce costs and improve its liquidity position throughout 1999. As described elsewhere, the Company completed the sale of its French subsidiaries in November 1999 and made the decision in December 1999 to exit all remaining business activities. The future profitability of the Company is dependent on the ability of the Company to successfully redirect its assets into profitable business enterprises.

     The Company had a net increase in cash of $6.5 million in 1999; primarily a result of the sale of the French subsidiaries and improved profitability of the U.S. business. The Company is currently looking at various alternatives for reinvesting available cash assets. The Company has no lines-of-credit or other confirmed sources for capital at this time.

     At December 31, 1999, the Company had working capital totaling $7.9 million, including $1.275 million (plus accrued interest income) held in escrow and $ .9 million receivable from Guardian as a result of an adjustment of the purchase price based upon the combined net asset value of the French subsidiaries at the closing date. Of the $1.275 million held in escrow, $637.5 thousand should be released on March 31, 2000, and the remainder on September 30, 2000.

     Net property and equipment of $2.4 million at December 31, 1999, was primarily composed of the land, building and improvements at the Louisville, Kentucky data center facility. In February 2000, the Company entered into a definitive lease agreement, effective March 11, 2000, to lease this facility on terms that exceed ongoing financing and operating costs. In March 2000, the Company entered into a Purchase and Sale Agreement to sell the Louisville facility and certain equipment for $2.7 million. Completion of the sale is contingent upon satisfactory property inspections and the purchaser obtaining appropriate financing for the transaction.

     As noted above, the long-term profitability and financial condition of the Company will be determined by the Company's ability to successfully re-deploy its assets and transition to another business or businesses. It is anticipated that by the end of March 2000 the Company will have reduced its cash operating costs to less than $100 thousand per month.

Year 2000 Compliance Status

     The Company had no ongoing business activities of any significance as of January 1, 2000. All critical systems needed to maintain its current status are believed to be Year 2000 compliant. The Company is not aware of any significant exposures as a result of Year 2000 Services provided to customers over the last three years.

ITEM 7.   FINANCIAL STATEMENTS.

STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets


                                      December 31               December 31
Assets                                     1999                        1998
Current assets:
  Cash and cash equivalents        $    7,256,092            $      761,650
  Funds held in escrow                  1,283,500                      -
  Receivable from Guardian iT plc         866,055                      -
  Accounts receivable, net                468,568                 3,207,375
  Unbilled revenues                       253,808                 1,386,810
  Other current assets                    161,837                   491,706
                                    -------------             -------------
        Total current assets           10,289,860                 5,847,541
                                    -------------             -------------

Property and equipment                 11,743,834                21,593,384
  Less accumulated depreciation
  and amortization                      9,345,518                15,500,460
                                    -------------             -------------
                                        2,398,316                 6,092,924
                                    -------------             -------------

Other assets                                8,360                   381,418
                                    -------------             -------------

                                   $   12,696,536            $   12,321,883
                                    -------------             -------------
                                    -------------             -------------

Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of
    long-term debt                 $       56,596            $       50,726
  Current installments of obligations
    under capital leases                   78,920                   505,931
  Deferred revenue                           -                      395,438
  Accounts payable                        222,160                 1,663,736
  Accrued expenses and other current
    liabilities                         2,004,491                 1,708,408
  Accrued income taxes                     28,550                    42,767
                                    -------------             -------------

         Total current liabilities      2,390,717                 4,367,006

Long-term debt, excluding current
  installments                            825,811                   882,407
Obligations under capital leases,
  excluding current installments            3,733                   272,253
Deferred revenue                             -                    1,010,547
Deferred income taxes                        -                      352,825
Minority interests                           -                       71,201
                                    -------------             -------------
        Total liabilities               3,220,261                 6,956,239
                                    -------------             -------------

Stockholders' equity:

Common stock without par value.
    Authorized 15,000,000 shares;
    issued and outstanding
    4,631,677 shares at December
    31, 1999 and 4,667,677 shares
    at December 31, 1998               13,849,658                13,883,965
  Accumulated deficit                  (4,373,383)               (8,509,606)
  Accumulated other comprehensive
    loss                                     -                       (8,715)
                                    -------------              ------------
        Total stockholders' equity      9,476,275                 5,365,644
                                    -------------              ------------

Commitments and contingencies

                                   $   12,696,536            $   12,321,883
                                    -------------              ------------
                                    -------------              ------------

See accompanying notes to consolidated financial statements.




  STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations



                                     Years ended December 31
                                          1999          1998
Discontinued operations,
    net of income taxes:
  Income (loss) from operations  $ 1,277,213     $(2,413,682)
  Gain on disposal of
    discontinued operations        2,859,010            -
                                  ----------      ----------
    Income (loss) from
      discontinued operations      4,136,223      (2,413,682)
                                  ----------      ----------
  Net income (loss)              $ 4,136,223     $(2,413,682)
                                  ----------      ----------
                                  ----------      ----------

Net income (loss) per share of
  common stock:
    Basic                             $  .89          $ (.52)
    Diluted                           $  .89          $ (.52)

Weighted average number of common
  shares outstanding               4,664,677       4,667,677


See accompanying notes to consolidated financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)


                                                  Years Ended December 31,
                                                  1999              1998
Net income (loss)                             $ 4,136,223        $(2,413,682)

Other comprehensive income, net of tax:

Foreign currency translation adjustments            8,715            137,610
                                              -----------        -----------
Comprehensive income (loss)                   $ 4,144,938        $(2,276,072)
                                              -----------        -----------
                                              -----------        -----------


See accompanying notes to consolidated financial statements.

STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 1999 and 1998


                                                       Accumulated
                                                          Other
                    Common Stock         Accumulated   Comprehensive
                   Shares      Amount       Deficit    Income (Loss)   Total
January 1,
1998              4,667,677  $13,866,001  $(6,095,924) $ (146,325) $ 7,623,752
Stock options
 issued for services   -          17,964         -           -          17,964
Net loss               -            -      (2,413,682)       -      (2,413,682)
Foreign currency
 translation           -            -            -        137,610      137,610
                 ----------   ----------   ----------  ----------   ----------

December 31,
1998              4,667,677   13,883,965   (8,509,606)     (8,715)   5,365,644
Shares
 repurchased        (36,000)     (34,307)        -           -         (34,307)
Net income             -            -       4,136,223        -       4,136,223
Foreign currency
 translation           -            -            -          8,715        8,715
                 ----------   ----------   ----------  ----------   ----------

December 31,
1999              4,631,677  $13,849,658  $(4,373,383) $     -     $ 9,476,275
                 ----------   ----------   ----------  ----------   ----------
                 ----------   ----------   ----------  ----------   ----------


See accompanying notes to consolidated financial statements.




  STRATEGIA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                              Years ended December 31,
                                                1999            1998
Cash flows from operating activities:
  Net income (loss)                        $ 4,136,223    $(2,413,682)
  Adjustments to reconcile net
   income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization            2,194,530      3,225,553
    Gain on sale of French subsidiaries     (3,791,189)          -
    Provisions, including for impairment
     of long-lived assets                    1,272,499        440,100
    Deferred income taxes                     (295,833)      (110,590)
    Other noncash items                        152,897         21,408
  Changes in operating assets and
    liabilities:
    Accounts receivable                       (633,465)    (1,698,320)
    Unbilled revenues                         (572,498)      (926,556)
    Other current assets                       (20,640)      (342,837)
    Accounts payable                          (498,940)       724,987
    Accrued expenses and other
      current liabilities                      410,881        103,965
    Accrued income taxes/income tax
      receivable                               305,254        188,370
    Other assets                                (5,746)       284,452
    Deferred revenue                          (437,393)        82,150
                                            ----------      ---------
  Net cash provided by (used in)
   operating activities                      2,216,580       (421,000)
                                            ----------      ---------

Cash flows from investing activities:
  Proceeds from sale of French
    subsidiaries, net of funds held
    in escrow and receivable due from
    Guardian iT plc                          5,101,912           -
  Proceeds from sale of equipment              241,191           -
  Acquisition of property and
    equipment                                 (463,374)    (1,734,335)
                                             ----------     ---------
    Net cash provided by (used in)
      investing activities                   4,879,729     (1,734,335)
                                             ----------     ---------

Cash flows from financing activities:
  Principal payments on
     long-term debt and obligations
     under capital leases                     (522,420)    (1,024,371)
  Purchases of common stock                    (34,307)          -
                                             ---------      ---------
  Net cash used in financing activities       (556,727)    (1,024,371)
                                             ---------      ---------

Effect of exchange rate changes
  on cash                                      (45,140)        74,593
                                             ---------      ---------
Net increase (decrease) in cash
  and cash equivalents                       6,494,442     (3,105,113)

Cash and cash equivalents at
  beginning of year                            761,650      3,866,763
                                             ---------     ----------
Cash and cash equivalents at
  end of year                               $7,256,092      $  761,650
                                             ---------       ---------
                                             ---------       ---------


See accompanying notes to consolidated financial statements.


STRATEGIA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements


(1)  DESCRIPTION OF BUSINESS AND DISCONTINUED OPERATIONS

     Strategia Corporation ("Strategia") and its subsidiaries (together referred to herein as "the Company") provided a variety of information technology services to businesses, governments and other organizations in 1999 and prior years. In November 1999, the Company completed the sale of its French subsidiaries to a subsidiary of Guardian iT plc ("Guardian") and in December 1999 the Board of Directors approved a plan to exit all existing revenue generating lines of business in the United States. The accompanying financial statements reflect all activities of the Company in 1999 and 1998 as discontinued operations; as of January 2000, the Company had no "continuing" revenue generating business operations. The Board of Directors and management are investigating strategic alternatives for the future direction of the Company. The long-term profitability and financial condition of the Company will be determined by the Company's ability to successfully re-deploy its assets and transition to another business or businesses. It is anticipated that by the end of March 2000 the Company will have reduced its cash operating costs to less than $100 thousand per month.

     In the United States, Strategia primarily provided Year 2000 services and disaster recovery services. During the year ended December 31, 1999, 91% of the $10.7 million revenues generated in the U.S. were Year 2000 service related revenues. These services assisted clients in resolving their Year 2000 computer and other date related problems. As of December 31, 1999, all Year 2000 Services contracts had been completed or were substantially complete. Revenues from Year 2000 Services related contracts in the year 2000 will approximate $30 thousand. All Disaster Recovery back-up service contracts related to Bull computer systems were terminated as of December 31, 1999. Disaster Recovery back-up service contracts related to IBM computer systems were transferred to another supplier February 1, 2000.

     In France, the Company provided its services through three companies. Twinsys Dataguard S.A. ("Twinsys") and its 60% owned subsidiary, Twin-X S.A. (Twin-X), provided disaster recovery and contingency planning services to users of Bull computers and UNIX-based computer systems. Strategia Europe S.A.S. ("Strategia Europe"), a wholly-owned subsidiary of Strategia, provided Year 2000 services in France. On August 10, 1999, the Company entered into a definitive agreement to sell its French subsidiaries to Guardian, a United Kingdom based disaster recovery company. The transaction was completed on November 10, 1999. These three French companies comprised the entirety of the Company's international business segment.

     Net proceeds to the Company from the sale of the French subsidiaries have been recorded at $7.1 million. This included a receivable from Guardian of $866 thousand at December 31, 1999; a result of an adjustment to the purchase price based upon the combined net asset value of the French subsidiaries as of the November 10, 1999, closing date. This resulted in a gain of approximately $3.8 million. $1.275 million of the net proceeds was paid into an escrow account at closing to support any potential warranty claims that the purchaser may subsequently have against the Company. Subject to deductions, $637.5 thousand will be released from the escrow account on March 31, 2000, and the remaining $637.5 thousand on September 30, 2000.

Consolidated results of operations of the discontinued operations are shown below:

                                            Years ended December 31
                                        1999                 1998
Revenues                            $21,852,338         $21,621,572

Income (loss) before income taxes     4,451,655          (2,281,415)
Income tax provision                    315,432             132,267
                                     ----------          ----------
Net income (loss)                   $ 4,136,223         $(2,413,682)
                                     ----------          ----------
                                     ----------          ----------


The 1999 income from operations of $1.3 million included a provision related to the assignment of a lease in the amount of $340 thousand. The $2.4 million loss from operations in 1998 included a provision of $440 thousand for the write-down of assets resulting from the anticipated lack of revenues in the Year 2000 Services code renovation and testing areas.

The 1999 net gain on disposal of discontinued operations of $2.9 million is composed of the $3.8 million gain from the sale of the Company's French Subsidiaries, less the $932 thousand provision to exit all remaining revenue generating activities.



(2)  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Strategia and its subsidiaries. All significant intercompany balances at December 31, 1998, and significant intercompany transactions during the years ended December 31, 1999 and 1998 have been eliminated in consolidation. The December 31, 1999, balance sheet is that of Strategia Corporation only due to the sale of the French subsidiaries on November 10, 1999.

     USE OF ESTIMATES

     The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Significant estimates made in the preparation of these financial statements include, among others, accounting for Year 2000 and other fixed-price consulting engagements on a percentage-of-completion method of accounting, including the related provisions made for contract losses. Accruals made at December 31, 1999, in connection with the decision to cease all existing business activities also include estimates relating to completing these actions. Actual results could differ from those estimates, although there were no Year 2000 Service contracts that had not been substantially completed as of December 31, 1999.

     REVENUE RECOGNITION AND EXPENSE

     Disaster recovery backup service contract terms were generally for more than one year and required the payment of monthly subscription fees. Service revenue from these contracts had been recognized on a straight-line method over the life of the contract. Long-term deferred revenue includes cash received in excess of the amortized revenue recorded for such contracts. All contracts providing disaster recovery backup services to Bull users either expired during 1999 or were terminated as of December 31, 1999. The Company continued to provide backup services to IBM users beyond December 31, 1999, but these contracts were transferred to another supplier of disaster recovery backup services as of February 1, 2000.

     Revenue for fixed-price Year 2000 engagements has been recognized on the percentage-of-completion method. Actual costs incurred to date, as a percentage of estimated total contract costs, were used to determine the percentage-of-completion, since management considered expended costs to be the best available measure of progress on these contracts. Contract costs included all direct costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts were made in the period in which such losses were determined. Revenue from non-fixed-price contracts were recognized as services were provided and costs incurred. Selling, general and administrative costs were charged to expense as incurred.

     Unbilled revenues represents revenues recognized in excess of amounts billed. Correspondingly, deferred revenue represents billings in excess of revenues recognized.

     CASH EQUIVALENTS

     Cash equivalents are highly liquid investments with a maturity of less than three months when purchased. Cash and cash equivalents at December 31, 1999, were covered by FDIC insurance to the extent of $100 thousand.

     FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments approximate their fair values as of December 31, 1999 and 1998.

     ACCOUNTS RECEIVABLE

     Accounts Receivable are net of an allowance for bad debts of $300 thousand at December 31, 1999, and $177 thousand at December 31, 1998.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consist of the following at December 31, 1999 and 1998:

                                             1999             1998
         Land                          $   260,800       $   260,800
         Building and improvements       3,188,978         3,423,757
         Equipment and other             8,294,056        17,908,827
                                        ----------        ----------
                                       $11,743,834       $21,593,384
                                        ----------        ----------
                                        ----------        ----------

     Equipment and other of $8.3 million at December 31, 1999, included a valuation reserve of $172 thousand. Property and equipment, net at December 31, 1999 of $2.4 million primarily comprised the land, building and improvements at the Louisville, Kentucky data center. In February 2000, the Company entered into a definitive lease agreement, effective March 2000, to lease this facility on terms that exceed ongoing financing and operating costs. In March 2000, the company entered into a Purchase and Sale Agreement to sell this facility and certain equipment for $2.7 million. Completion of the sale is subject to satisfactory property inspections and the purchaser obtaining appropriate financing for the transaction.

     Depreciation of building, improvements and equipment was computed on the straight-line method over the estimated useful life of the asset. Leasehold improvements and equipment under capital leases were amortized on the straight-line method over the terms of the related leases or over the estimated useful life of the asset.

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

          For 1999 and 1998, basic and diluted income (loss) per share is based on net income (loss) divided by the weighted average number of common shares outstanding during each period. In computing diluted loss per share for 1998, the exercise of options and warrants is not assumed as such would be anti-dilutive.

     PRIOR YEAR DATA

          Certain prior year data has been reclassified to conform to the 1999 presentation.

(3)  LONG-TERM DEBT AND CREDIT AGREEMENTS

     At December 31, 1999 and 1998 the Company had a mortgage note payable of $882,407 ($56,596 payable in 2000, $63,145 in 2001, $70,452 in 2002, $78,605 in 2003 and $87,701 in 2004) and $933,133, respectively. The mortgage note is payable in equal monthly installments through May 1, 2009; however, the lender has the option to accelerate payment on the entire outstanding balance of the note at five year intervals throughout the note term (the next option date being May 1, 2004). The current interest rate is fixed at 11%. This note is secured by land, building and improvements with a total net book value of $2.1 million at December 31, 1999.

(4)  COMMON STOCK

     In March 1997, the Company completed a public offering of its Common Stock that raised $8,592,982 net of offering expenses of $913,018. The Company sold 1,358,000 shares of Common Stock for $7.00 per share.

     In September and October 1996, the Company raised $1,250,001 in a private placement of 500,000 Units of Common Stock and warrants to purchase Common Stock. Each Unit consisted of one share of Common Stock and a warrant to purchase one share of Common Stock for $3.75 per share. All warrants related to these units were outstanding at December 31, 1999 and 1998 and are exercisable through September 30, 2001. At December 31, 1999 and 1998, there were warrants outstanding to purchase 61,758 shares of common stock at an exercise price of $2.50. These warrants expire June 30, 2001.

(5)   LEASES

     The Company is obligated under various equipment capital leases that expire over the next three years. Property and equipment include the following amounts under capital leases at December 31:


                                                1999             1998
      Equipment                            $   829,636       $ 2,343,595
      Less accumulated amortization            820,630         1,766,300
                                            ----------         ---------
                                           $     9,006       $   577,295
                                            ----------         ---------
                                            ----------         ---------


     The Company acquired approximately $252,000 of equipment in exchange for capital lease obligations during 1998; no equipment was acquired under a capital lease arrangement in 1999.

     The Company also has certain noncancellable operating leases, primarily for facilities and computer hardware, that expire over the next four years and provide for purchase or renewal options in most instances.

     Future minimum lease payments under capital leases and noncancellable operating leases, and the present value of future minimum capital lease payments as of December 31, 1999 are:

                                    Capital      Operating
                                    leases        leases
  Years ending December 31:
    2000                        $   82,874     $  177,260
    2001                             3,393        161,504
    2002                               275         52,393
    2003                              -            24,035
                                 ---------      ---------
  Total minimum lease payments      86,542     $  415,192
                                                ---------
                                                ---------

  Less amount representing
        interest (at rates
        approximating 10%)           3,889
                                 ---------

          Present value of net
            minimum capital
            lease payments          82,653

  Less current installments         78,920
                                 ---------

        Obligations under capital
          leases, excluding
          current installments  $    3,733
                                 ---------
                                 ---------

     The provision made at December 31, 1999, related to ceasing existing revenue generating activities includes an accrual of $400 thousand for amounts included in the $415 thousand minimum operating lease payments scheduled above.

     Total rental expense, including maintenance charges, for operating leases in 1999 and 1998 was $2,437,030 and $2,608,990, respectively.


(6)  IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER PROVISIONS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that an impairment loss be recorded when the fair value is less than the carrying value on the books of the Company. Due to the Company's December 1999 decision to exit all remaining business activities, the Company recorded a charge of $932 thousand in 1999. This included a write-down of long-lived assets of $172 thousand. These assets included computer equipment, software licenses, intangibles and other furniture and equipment. Due to the anticipated lack of business in the U.S. at the end of 1998 in the code renovation and compliance testing areas, the Company recorded a 1998 charge of $440 thousand. This charge reflected the write-off of a license fee paid for the use of software to renovate COBOL software code, leasehold improvements and equipment at the Shelbyville, Kentucky data center, and intangible assets. In each instance, the assets were written down to estimated net realizable value.

     In addition to the $172 thousand asset write-down included in the $932 thousand provision to exit all remaining business activities, the provision included accruals for severance pay, continuing lease obligations for facilities no longer needed, etc. During 1999, the company also made a provision in the amount of $340 thousand relating to assignment of a lease for office space no longer needed by the Company. This lease assignment reduces the Company's cash obligations by approximately $1.1 million, for which the Company remains contingently liable should the assignee default on the lease, during the next four years.

(7)  INCOME TAXES

     For financial reporting purposes, income (loss) before income taxes includes the following components:


                                       1999          1998
      Pretax income (loss):

      United States              $  3,399,594   $ (1,759,790)
      Foreign                       1,052,061       (521,625)
                                  -----------    ------------
                                 $  4,451,655   $ (2,281,415)
                                  -----------    ------------
                                  -----------    ------------


      The provision for income tax expense (benefit)is primarily attributable to earnings from foreign operations. The components of the provision for income taxes follows:

                                   1999             1998
                Current      $    611,265      $    214,941
                Deferred         (295,833)          (82,674)
                              -----------       -----------
                             $    315,432      $    132,267
                              -----------       -----------
                              -----------       -----------

      A reconciliation of the income tax expense for the years ended December 31, 1999 and 1998, with the federal statutory rate is as follows:

                                                1999            1998
  Tax provision (benefit) at U.S.
   statutory rate of 34%                    $ 1,513,562    $   (775,680)

  Tax effect of U.S. net operating
   loss carryforward from prior years        (1,155,862)           -

  Tax effect of operating losses in the U.S.
   generating no current tax benefit               -            598,329

  Tax effect of French net operating loss
   carryforward from prior years               (163,723)           -

  Tax effect of French operating losses
   generating no current income tax benefit        -            288,200

  Higher effective income tax rate of
    French operations                            73,712          13,039

  Other                                          47,743           8,379
                                              ---------     -----------

                                            $   315,432    $    132,267
                                             ----------     -----------
                                             ----------     -----------


     At December 31, 1999, the Company had U.S. net tax operating loss carryforwards of approximately $2.9 million for federal income tax reporting purposes. These carryforwards expire as follows: $1,280,000 in 2012 and $1,620,000 in 2013. Due to a net operating loss carryforward for Federal income taxes of approximately $8.1 million at the beginning of 1999, no federal income tax provision was required in 1999. The state and local income tax provision was also substantially reduced by state net operating loss carryforwards.

     Significant components of the Company's net deferred tax liability at December 31, 1999 and 1998, were as follows:

                                                   1999           1998
       Deferred tax liabilities:
         Tax over book depreciation           $     -        $   337,600
         Other                                      -             15,225
                                               ---------      ----------
           Total deferred tax liabilities           -            352,825
                                               ---------      ----------
       Deferred tax assets:
         Net operating loss carryforwards       (986,042)     (3,793,000)
         Valuation allowance                     986,042       3,793,000
                                               ---------      ----------
           Net deferred tax asset                    -              -
                                               ----------     ----------
           Net deferred tax liability         $      -       $   352,825
                                               ----------     ----------
                                               ----------     ----------

(9) STOCK OPTION PLAN AND WARRANTS

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

     The Strategia 1988 Stock Option Plan (as amended by stockholders in 1989 and 1997) allows for options to be granted to key employees of the Company to purchase no more than the greater of 900,000 shares or 15% of the common stock outstanding from time to time, at a price not less than 75% of the fair market value at the time the grant is approved. Options totaling 5,000 shares and 111,500 shares of common stock were granted to employees in 1999 and 1998, respectively, which generally vest over a three year term. It also provides automatic grants of stock options to the Company's directors who are not employees. In addition, each non-employee director who was not a director on May 15, 1989 will automatically be granted an option for 2,500 shares of common stock on May 15 following his subsequent election. Options for non-employee directors are granted at the fair market value of the common stock on the grant date and vest on the first anniversary of the grant date.

     All options granted under the plan are exercisable over a 10-year period from the grant date. No options under the plan have been exercised as of December 31, 1999.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate ranging from 4.16% to 5.94% depending upon date of grant; no dividend yields; volatility factor of the expected market price of the Company's common stock of .80 in 1999 and 1998; and weighted-average life of the option of nine years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:



                                    1999                  1998
 Pro forma net income (loss)   $ 2,829,769          $(3,712,516)
                                ----------           ----------
                                ----------           ----------
 Pro forma income (loss) per share
     Basic and Diluted               $ .61                $(.80)
                                ----------           ----------
                                ----------           ----------

     A summary of the Company's stock option activity and related information for years ended December 31 follows:

                                       1999                    1998
                                          Weighted                   Weighted
                                           Average                    Average
                                 Options    Price          Options     Price
Outstanding -
 beginning of year              527,468   $  8.22        599,135     $  8.88

Granted                          15,000   $   .99        119,500     $  7.16

Canceled                       (161,981)  $  6.20       (191,167)    $  9.62
                                -------                  -------

Outstanding -
 end of year                    380,487   $  8.80        527,468     $  8.22
                                -------                  -------
                                -------                  -------

Exercisable -
  end of year                   281,737   $  8.66        276,741     $  6.90
                                -------                  -------
                                -------                  -------

Weighted average fair
  value of options granted
  during the year                         $   .81                    $  5.69
                                          -------                    -------
                                          -------                    -------



     The number, weighted-average exercise price and weighted-average remaining contractual life of options outstanding, and the number and weighted-average exercise price of options exercisable as of December 31, 1999 follow:


                  Range of    Number of    Weighted-Average
            Exercise Prices    Options      Exercise Price
Outstanding
  options:       $ .75-4.99   49,190           $1.31
                  5.00-9.99  209,464            7.66
                10.00-14.99   86,833           13.02
                15.00-15.63   35,000           15.63
                             -------

      Total                  380,487           $8.80
                             -------           -----
                             -------           -----

Exercisable
  options:       $ .75-4.99   34,855           $1.35
                  5.00-9.99  164,217            7.65
                10.00-14.99   59,332           13.01
                15.00-15.63   23,333           15.63
                             -------

      Total                  281,737           $8.66
                             -------           -----
                             -------           -----



     At December 31, 1999, officers and directors held options for 81,000 shares of common stock at prices ranging from $.75 to $13.125 per share. The weighted average remaining life on these options is 7.7 years, with a weighted average exercise price of $8.75 per share. All other options have a remaining life of approximately 18 months or less.

     Shares of common stock reserved with respect to all of the above options and warrants were 942,245 at December 31, 1999.

(10) SUPPLEMENTAL CASH FLOW INFORMATION

     Total interest payments were approximately $170,000 in 1999 and $257,000 in 1998. Total cash payments made for income taxes during 1999 and 1998 were approximately $229,000 and $115,000, respectively.

(11) YEAR 2000 COMPLIANCE STATUS

     The Company had no ongoing revenue generating business activities of any significance as of January 1, 2000. All critical systems needed to maintain its limited business activities at this time are believed to be Year 2000 compliant. The Company is not aware of any significant exposures as a result of the Year 2000 Services provided to its customers over the last three years.


STRATEGIA CORPORATION AND SUBSIDIARIES



Report of Independent Auditors


The Board of Directors and Stockholders
Strategia Corporation

We have audited the accompanying consolidated balance sheets of Strategia Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategia Corporation and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.



/s/ CARPENTER, MOUNTJOY & BRESSLER, PSC

Louisville, Kentucky
March 22, 2000




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following information is furnished with respect to each person serving as a director and each of the Company's executive officers who are not directors.

Directors:                    Age              Position with the Company
John A. Brenzel                59              Director
James E. Buchart               58              Director
Robert H. Loeffler             59              Chairman, Director and
                                               Interim Chief Executive Officer
John P. Snyder                 61              Secretary and Director

Executive Officers:

James A. Huguenard             46              President and Chief Operating
                                               Officer
Paul E. Phillips, Jr.          56              Vice President and Chief
                                               Financial Officer

     John A. Brenzel, a director of the Company since November 1984, is a business consultant. From January 1991 until June 1994, Mr. Brenzel was President and Chief Executive Officer of Commonwealth Bank & Trust Company, Middletown, Kentucky. From 1984 to 1990, he was Chairman and Chief Executive Officer of Shelby County Trust Bank, Shelbyville, Kentucky.

     James E. Buchart, a director of the Company since November 1999, is a Vice President with J.J.B. Hilliard, W.L. Lyons, Inc., a full-service investment banking and securities brokerage firm in Louisville, Kentucky. Mr. Buchart has been with J.J.B. Hilliard, W.L. Lyons, Inc., since 1980. Mr. Buchart is a member of the Board of Directors of EPI Corporation, which operates a chain of nursing homes, and serves as a board member and Secretary of the Ursuline Campus Schools Board of Trustees.

     Robert H. Loeffler, a director of the Company since November 1999, is a private investor and business consultant. Mr. Loeffler has served as Chairman and Interim Chief Executive Officer of the Company since December 1999. Mr. Loeffler was a co-founder of EPI Corporation, which operates a chain of nursing homes. Mr. Loeffler is a member of the Board of Directors and serves as Secretary of EPI Corporation. Prior to 1986 Mr. Loeffler held various management positions with the Bag Packaging Division of St. Regis Corporation.

     John P. Snyder has been a director of the Company since November 1984 and Secretary since 1985. During the past five years, Mr. Snyder has served as President and Chairman of EPI Corporation, which operates a chain of nursing homes.

     James A. Huguenard has served as President and Chief Operating Officer of the Company since December 1999 and as Vice President and Chief Operating Officer from October 1998 to December 1999. From August 1997 to October 1998 Mr. Huguenard served the Company as Vice President and General Counsel. Prior to August 1997, Mr. Huguenard was a member of the law firm Brown, Todd & Heyburn PLLC, where he had practiced since 1983.

     Paul E. Phillips, Jr. has served as Vice President and Chief Financial Officer since July 6, 1998. From February 1996 to March 1998 Mr. Phillips served as Vice President - Finance of Royal Ten Cate (USA), Inc., the U.S. holding company for Royal Ten Cate NV, a Dutch company with operations in textiles, plastics and rubber roller products, and its wholly owned subsidiary, Nicolon Corporation, a company that principally manufactures specialty textiles. From March 1995 to December 1995 Mr. Phillips served as President of National Fire Hose Corporation, a wholly owned subsidiary of Royal Ten Cate (USA), Inc., and a manufacturer of fire hoses for municipal and industrial fire suppression markets, and from September 1993 to February 1995 as Vice President - Finance and Administration of National Fire Hose Corporation. Prior to September 1993, Mr. Phillips held senior financial and accounting positions with other organizations.



ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the cash compensation earned by the Company's executive officers for each of the last three fiscal years.

                              Annual Compensation

Name and Principal                                            Other Annual
Position                     Year        Salary      Bonus   Compensation (e)

Richard W. Smith,            1999       $188,462    $195,677     $  4,615
President (Chief             1998       $199,046    $   -        $  6,000
Executive Officer) (a)       1997       $156,585    $ 33,182     $  6,000

Robert H. Loeffler,          1999       $  4,000    $   -        $  2,250
Chairman and Interim
Chief Executive Officer (b)

James A. Huguenard,          1999       $150,000    $122,298     $   -
President and Vice           1998       $146,160    $   -        $   -
President and Chief          1997       $ 50,500    $   -        $   -
Operating Officer (c)

Paul E. Phillips, Jr.,       1999       $130,000    $122,298     $   -
Vice President and Chief     1998       $ 59,111    $   -            -
Financial Officer (d)


                                    Long-Term
                                   Compensation
                                   Awards Stock            All Other
                                    Underlying            Compensation
                                    Option (#)                (f)
Richard W. Smith,                        -                 $  25,000
President (Chief                         -                      -
Executive Officer) (a)                   -                      -

Robert H. Loeffler,                     1,000                   -
Chairman and Interim
Chief Executive Officer (b)

James A. Huguenard,                      -                      -
President and Vice                       -                      -
President and Chief                    35,000                   -
Operating Officer (c)

Paul E. Phillips, Jr.,                   -                      -
Vice President and Chief               15,000                   -
Financial Officer (d)


(a) Mr. Smith resigned as President and as a member of the Board of Directors in December 1999.
(b) Mr. Loeffler joined Strategia Corporation as a member of the Board of Directors in November 1999 and was appointed Chairman of the Board and Interim Chief Executive Officer in December 1999.
(c)   Mr. Huguenard joined Strategia Corporation in August 1997.
(d)   Mr. Phillips joined Strategia Corporation July 1998.
(e) Other annual compensations for R.H. Loeffler included compensation as a member of the Board of Directors. Other perquisites and other personal benefits paid to the named executive officers did not exceed 10% of the total salary and bonus.
(f)   All Other Compensation for R.W. Smith was a severance payment.

     The Company implemented a 401 (K) and Profit Sharing Plan ("Plan") effective December 1, 1998. There were no contributions made to the Plan by the Company on behalf of its officers and employees during 1999 or 1998.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of December 31, 1999 with respect to the shares of Common Stock owned (i) by each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each of the Company's directors and executive officers, and (iii) by all directors and officers as a group.


    Current Directors                  Number                Percent
                                      of Shares (1)        of Class (2)
John P. Snyder
EPI Corporation
9707 Shelbyville Road
Louisville, KY 40223                 1,413,437(3)             29.4%

John A. Brenzel
3501 Graham Road
Louisville, KY 40207                    85,940(4)              1.9%

James E. Buchart
520 Fairfield Drive
Louisville, KY 40206                 1,457,891(5)             30.4%

Robert H. Loeffler
229 Sequoya Road
Louisville, KY 40207                 1,370,653(6)             28.6%

    Non-Director Executive Officers

James A. Huguenard
10301 Linn Station Road
Louisville, KY 40223                    23,933(7)               *

Paul E. Phillips, Jr.
10301 Linn Station Road
Louisville, KY 40223                     5,500(8)               *

All current directors and officers
as a group (6 persons)               1,627,548(9)             33.5%

    5% Beneficial Owners

TSF Investment Group LLC
9707 Shelbyville Road
Louisville, KY 40223                   279,780(10)             6.0%

Barry W. Blank
P.O. Box 32056
Phoenix, AZ 85064                      292,700                 6.3%

EPI Corporation
9707 Shelbyville Road
Louisville, KY 40223                 1,364,903(11)            28.5%

EPI Corporation,
  John P. Snyder
  Max G. Baumgardner
  James E. Buchart
  Robert H. Loeffler
  Henry A. Schumpf
  Grace W. Wilkins
  9707 Shelbyville Road
  Louisville, KY 40223               1,604,433(12)            33.2%

*Indicates less than 1%



(1) Based on information furnished to the Company by the named person, and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days. Except as otherwise noted, each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Shares of Common Stock subject to options or warrants that are or will become exercisable within 60 days have been deemed outstanding for computing the percentage of class of the listed person or the group, but are not deemed outstanding for computing the percentage of class for any other person.

(3) Includes 1,364,903 shares of Common Stock beneficially owned by EPI Corporation (See footnote 12 below). Mr. Snyder is President, a director, and largest single shareholder of EPI Corporation. Mr. Snyder shares voting and investment power with respect to, and disclaims beneficial ownership of, the shares owned by EPI Corporation, which are included once in the shares beneficially owned by all directors and officers as a group. Mr. Snyder's total also includes 11,500 shares subject to currently exercisable stock options, and 7,885 shares issuable upon the exercise of warrants.

(4) Includes 11,500 shares subject to currently exercisable stock options, and 1,855 shares issuable upon the exercise of warrants.

(5) Includes 1,364,903 shares of Common Stock beneficially owned by EPI Corporation (See footnote 12 below). Mr. Buchart is a member of the Board of Directors of EPI Corporation and shares voting and investment power with respect to, and disclaims beneficial ownership of, the shares owned by EPI Corporation, which are included once in the shares owned by all directors and officers as a group. Mr. Buchart's total also includes 9,200 shares held by immediate family members for which Mr. Buchart disclaims beneficial ownership, and 2,788 shares issuable upon exercise of warrants.

(6) Includes 1,364,903 shares of Common Stock beneficially owned by EPI Corporation (See footnote 12 below). Mr. Loeffler is a member of the Board of Directors of EPI Corporation and shares voting and investment power with respect to, and disclaims beneficial ownership of, the shares owned by EPI Corporation, which are included once in the shares owned by all directors as a group. Mr. Loeffler's total also includes 5,000 shares held by an immediate family member for which Mr. Loeffler disclaims beneficial ownership.

(7)   Includes 23,333 shares subject to currently exercisable stock options.

(8)   Includes 5,000 shares subject to currently exercisable stock options.

(9) Includes 51,333 shares subject to currently exercisable stock options and 165,799 shares issuable upon the exercise of warrants and 14,200 shares held by members of the immediate family of two of the group members for which beneficial ownership is disclaimed.

(10)   Includes 45,403 shares issuable upon exercise of warrants.

(11)   Includes 153,271 shares issuable upon the exercise of warrants.

(12) Includes 1,364,903 shares of Common Stock beneficially owned by EPI Corporation, for which the named individuals, as directors of EPI Corporation, share voting and investment power. Included in the 1,364,903 shares are 153,271 shares issuable subject to exercise of warrants. The individual members of this group together own the majority of shares of EPI Corporation. Also includes 23,082 shares issuable upon the exercise of warrants and 11,500 shares issuable upon the exercise of options, respectively, held by group members other than EPI Corporation. Also includes 14,200 shares held by members of the immediate family of two of the group members for which beneficial ownership is disclaimed.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Roland Esnis, Directeur Generale, Twinsys Dataguard SA and Strategia Europe SAS, and a Vice President of the Company until the French subsidiaries were sold to a subsidiary of Guardian iT plc on November 10, 1999 (see Note 1 of the Notes to Consolidated Financial Statements in Item 7. Financial Statements) was a shareholder in Twin-X SA. Along with his spouse, Mr. Esnis held a 20% interest in Twin-X SA; Francois Domine (a senior manager within the French subsidiaries organization) and his spouse held the other 20% minority interest in Twin-X SA. As part of the sale of the French subsidiaries, the Company entered into a Shareholder Agreement with Mr. Esnis, his spouse and the other minority shareholders. The Shareholder Agreement, among other things, gave the Company an option to purchase the 40% minority interest in Twin-X SA for fifteen percent of the Adjusted Purchase Price (defined in the Shareholder Agreement to be the gross proceeds in the Sale minus $200,000 and subject to certain other adjustments), provided that the minority interest would be acquired at a price that would not be less than 6,000,000 French Francs nor more than 7,000,000 French Francs. The Company exercised this option and it is expected that the final amount to be paid to the minority interests will be 7,000,000 French Francs. At the November 10, 1999, closing, the minority shareholders were paid 6,235,976 French Francs (approximately $993,000).


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

               (10.2) Form of Stock Purchase Warrant Agreement between the Company and certain investors (including John P. Snyder and EPI Corporation).

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

               (10.12) Agreement Addendum dated September 30, 1998, between
                       James P. Buren and Strategia Corporation is
                       Incorporated by reference to Exhibit 10.13 to the Company's 1998 10-KSB.

                  (11) For a statement regarding the computations of per
                       share earnings (loss), see Note 2 of the Notes to the Consolidated Financial Statements.

                  (23) Consent of Carpenter, Mountjoy and Bressler, PSC.

                  (27) Financial Data Schedule.

         (b)   Reports on Form 8-K.
                       Form 8-K filed November 23, 1999, concerning the disposition of the Company's investment in its three French subsidiaries.

                       Form 8-K filed December 21, 1999, disclosing that the Board of Directors had approved (1) a plan to exit its two remaining revenue generating activities and (2) a stock repurchase program.




                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             STRATEGIA CORPORATION


Date:  March 27, 2000
                                          By  /s/ Robert H. Loeffler

                                             Robert H. Loeffler, Chairman
                                             and Interim Chief Executive
                                             Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Signature                            Title                       Date
/s/ Robert H. Loeffler
Robert H. Loeffler               Chairman and Director          March 27, 2000
                                (Principal Executive Officer)

/s/ James A. Huguenard
James A. Huguenard               President and Chief            March 27, 2000
                                 Operating Officer

/s/ Paul E. Phillips, Jr.
Paul E. Phillips, Jr.            Vice President and             March 27, 2000
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

/s/ John P. Snyder
John P. Snyder                   Secretary and Director         March 27, 2000


/s/ John A. Brenzel
John A. Brenzel                  Director                       March 27, 2000

/s/ James E. Buchart
James E. Buchart                 Director                       March 27, 2000
