Form 10QSB
period 2000-05-15
STRATEGIA CORP
filed 2000-05-15
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                ---------

                               Form 10-QSB


(Mark One)
[X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2000


                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                    to



                         Commission File Number     0-21662


                             Strategia Corporation

             (Exact name of registrant as specified in its charter)


         Kentucky                                    61-1064606
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)
10301 Linn Station Road, Louisville, KY                 40223
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     502-426-3434

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,532,442 as of March 31, 2000.

STRATEGIA CORPORATION

CONDENSED BALANCE SHEETS

                                                  March 31,     December 31,
                                                    2000             1999
                                                 (Unaudited)       (Audited)
               Assets
Current assets:
  Cash and cash equivalents                        $ 7,031,298    $ 7,256,092
  Funds held in escrow                                 648,358      1,283,500
  Receivable from Guardian iT plc                      951,600        866,055
  Accounts receivable, net                              70,599        468,568
  Unbilled revenues                                       -           253,808
  Other current assets                                 112,832        161,837

        Total current assets                         8,814,687     10,289,860

Property and equipment                               3,781,617     11,743,834
  Less accumulated depreciation                      1,546,078      9,345,518

         Net property and equipment                  2,235,539      2,398,316

Other assets                                             8,360          8,360

                                                   $11,058,586    $12,696,536

            Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    58,167    $    56,596
  Current installments of obligations
    under capital leases                                73,721         78,920
  Accounts payable                                     139,029        222,160
  Accrued expenses and other current liabilities       592,415      2,004,491
  Accrued income taxes                                  22,350         28,550

        Total current liabilities                      885,682      2,390,717

Long-term debt, excluding current installments         810,667        825,811
Obligations under capital leases,
    excluding current installments                       2,624          3,733

        Total liabilities                            1,698,973      3,220,261

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,532,442 shares at March 31, 2000, and
    4,631,677 at December 31, 1999                  13,718,018     13,849,658
  Accumulated deficit                               (4,358,405)    (4,373,383)

        Total stockholders' equity                   9,359,613      9,476,275

                                                   $11,058,586    $12,696,536


See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                   2000            1999

Discontinued operations, net of income taxes:
  Income (loss) from operations                 $ (349,413)      $  605,035
  Gain on disposal of discontinued operations      364,391             -

  Income from discontinued operations               14,978          605,035


Net income                                      $   14,978          605,035

Net income per share of common stock:

  Basic                                         $     0.00       $    0.13

  Diluted                                       $     0.00       $    0.13

Weighted average number of common
  shares outstanding                             4,582,060        4,667,677

See notes to unaudited condensed financial statements.

STRATEGIA CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                                                    Three months ended
                                                        March 31,
                                                   2000            1999
Net income                                     $   14,978       $  605,035

Other comprehensive loss, net of tax:

  Foreign currency translation adjustments           -            (171,100)

Comprehensive income                           $   14,978       $  433,935


See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                2000                1999
Cash flows from operating activities:
  Net income                                $   14,978          $  605,035
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization               51,745             728,695
    Gain on sale of French subsidiaries        (85,545)               -
    Provisions for closing operations and
      other noncash items                     (278,846)            (43,457)
    Change in operating assets
      and liabilities:
      Accounts receivable                      397,969            (914,420)
      Unbilled revenues                        253,808            (771,371)
      Other current assets                      49,005             (71,358)
      Accounts payable                         (72,850)             46,702
      Accrued expenses and other current
      liabilities                           (1,086,078)            370,130
      Accrued income taxes                      (6,200)             98,445
      Other assets                                -                 40,777
      Deferred revenue                            -                371,515

            Net cash provided by (used in)
              operating activities            (762,014)            460,693

Cash flows from investing activities:
  Proceeds from sale of French
    subsidiaries; release of funds
    held in escrow                             635,142                -
  Proceeds from sale of equipment               78,880                -
  Purchases of property and equipment             -               (183,553)

            Net cash provided by (used in)
              investing activities             714,022            (183,553)

Cash flows from financing activities:
  Principal payments on long-term debt and
    obligations under capital leases, net      (34,881)           (170,504)
  Stock options exercised                        1,660                -
  Purchases of common stock                   (133,300)               -

            Net cash used in financing
              activities                      (166,521)           (170,504)

Effect of exchange rate on changes in cash     (10,281)            (63,425)

Net increase (decrease) in cash and cash
  equivalents                                 (224,794)             43,211

Cash and cash equivalents at beginning of
  year                                       7,256,092             761,650

Cash and cash equivalents at end of period  $7,031,298          $  804,861


See notes to unaudited condensed financial statements.


STRATEGIA CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                  Common       Accumulated
                                   Stock         Deficit        Total
Balance at December 31, 1999   $13,849,658    $(4,373,383)    $ 9,476,275

Net income for three months
  ended March 31                      -            14,978          14,978

Shares repurchased                (133,300)          -           (133,300)

Stock options exercised              1,660           -              1,660

Balance at March 31, 2000      $13,718,018    $(4,358,405)    $ 9,359,613


See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

Notes to March 31, 2000 Condensed Financial Statements (Unaudited)

(1) This financial information should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's December 31, 1999, Annual Report on Form 10-KSB. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the period then ended. All financial information for the three months ended March 31, 2000, and the balance sheets as of March 31, 2000, and December
31, 1999, are for Strategia Corporation only due to the sale of the Company's French subsidiaries in November 1999 (see below). The financial information for the three months ended March 31, 1999, is presented on a consolidated basis. Certain prior year data has been reclassified to conform to current year presentation.

Strategia Corporation ("Strategia") and its subsidiaries (together referred to herein as "the Company") provided a variety of information technology services to businesses, governments and other organizations in 1999 and prior years. On August 10, 1999, the Company entered into a definitive agreement to sell its three French subsidiaries to a subsidiary of Guardian iT plc ("Guardian"), a United Kingdom based disaster recovery company. These three French companies comprised the entirety of the Company's international business segment. In November 1999, the Company completed the sale of its French subsidiaries to Guardian and in December 1999 the Board of Directors of Strategia approved a plan to exit all existing revenue generating lines of business in the United States. The accompanying financial statements reflect all activities of the Company in 2000 and 1999 as discontinued operations. The Board of Directors and management continue to investigate strategic alternatives for the future direction of the Company. The long-term profitability and financial condition of the Company will be determined by the Company's ability to successfully re-deploy its assets and transition to another business or businesses.

In the United States, the Company primarily provided Year 2000 services and disaster recovery services. As of December 31, 1999, all Year 2000 Services contracts had been completed or were substantially complete; revenues from Year 2000 Services related contracts approximated $30 thousand in the three months ended March 31, 2000. All Disaster Recovery back-up services contracts related to Bull computer systems were terminated as of December 31, 1999; Disaster Recovery services contracts related to IBM computer systems were transferred to another supplier February 1, 2000.

Net proceeds to the Company from the sale of the French subsidiaries were $7.1 million and resulted in a gain of approximately $4.0 million. Substantially all of this gain was recorded in the fiscal year ended December 31, 1999. In the three months ended March 31, 2000, a favorable adjustment of approximately $85 thousand was made to the purchase price, based on the change in the French subsidiaries combined net asset value between December 31, 1998, and the closing date. Of the total cash consideration, $1.275 million was paid into an escrow account at closing to support any potential warranty claims that the purchaser may subsequently have against the Company. On March 31, 2000, $637.5 thousand was released from the escrow account and, subject to deductions, the remaining $637.5 thousand will be released on September 30, 2000.

Results of operations of the discontinued operations are shown below:


                                         Three months ended
                                              March 31
                                         2000             1999

Revenues                           $   60,040           $6,421,937
                                   ----------           ----------

Income (loss) before income taxes    (349,413)             662,296
Income tax provision                     -                  57,261
                                   ----------           ----------

Income (loss) from operations      $ (349,413)          $  605,035
                                   ----------           ----------

General and administrative costs totaled $405 thousand for the three months ended March 31, 2000. Ongoing general and administrative costs are expected to be less than $100 thousand a month beginning in April 2000.

The income tax provision(s) for the discontinued operations does not approximate the Federal statutory rate because of net operating loss carryforwards available in the U.S. in both 2000 and 1999 and in France in 1999.

(2) During the three months ended March 31, 1999, approximately 65% of the $6.4 million consolidated revenues were generated by Year 2000 services.

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

(4) In May 2000, the Company and the landlord of the Shelbyville, Kentucky data center agreed to terminate the lease due to expire March 31, 2002.
As a result, the Company recorded a favorable adjustment of approximately $279 thousand in the three months ended March 31, 2000 for this and other adjustments to the accruals made in December 1999 for closure of the Company's U.S. business operations.

(5) The Company had U.S. net operating loss carry-forwards of approximately $2.9 million and $8.1 million at December 31, 1999 and 1998, respectively, which virtually eliminated the requirement for a Federal income tax provision in 2000 and 1999.

(6) Net property and equipment was $2.2 million as compared to $2.4 million at December 31, 1999, and was primarily composed of land, building and improvements at the Louisville, Kentucky data center facility. In February 2000, the Company entered into a definitive lease agreement effective
March 11, 2000, to lease this facility on terms that exceed ongoing financing and operating costs. In March 2000, the Company entered into a Purchase and Sale Agreement to sell the Louisville facility and certain equipment for $2.7 million. Completion of the sale is contingent upon satisfactory property inspections and the purchaser obtaining appropriate financing for the transaction.

(7) Basic and diluted income per share is based on the net income divided by the weighted average number of common and equivalent shares outstanding during the period.


STRATEGIA CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

Preliminary Note Regarding Forward Looking Information
The information set forth below in "Management's Discussion and Analysis" as well as other sections of this report includes forward-looking statements. For this purpose, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Factors that could cause the Company's actual results to differ materially from those indicated by the forward-looking statements include the factors set forth below in "Management's Discussion and Analysis" and those described in greater detail in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, under the heading "Certain Factors that May Affect Future Results."

Results of Operations

All operations of the Company have been reflected as discontinued operations in the accompanying financial statements due to the sale of the foreign business segment in November 1999 and the decision by the Board of Directors of Strategia in December 1999 to exit all other lines of business.

Revenues from discontinued operations in the three months ended March 31, 2000, were generated in the completion of Year 2000 Services related contracts and one month of Disaster Recovery services prior to transfer of the IBM systems contracts to another unrelated vendor. The Company incurred a negative gross margin of $23 thousand on these revenues.

General and administrative costs totaled $405 thousand for the three months ended March 31, 2000. Ongoing general and administrative costs are expected to be less than $100 thousand a month beginning in April 2000. As of May 1, 2000, the Company has two employees.

The March 31, 2000, "gain on disposal of discontinued operations" of $364 thousand results from a $279 thousand favorable adjustment to the December 31, 1999, provision for closing operations and a favorable adjustment of $85 thousand to the proceeds from the sale of the Company's French subsidiaries.

The Company has substantial net operating loss carry-forwards that virtually eliminate the need for a Federal income tax provision.

Financial Condition, Liquidity and Capital Resources

The Company had working capital totaling $7.9 million at March 31, 2000 and December 31, 1999. Cash and equivalents decreased to $7.0 million from $7.3
million at December 31, 1999.    This decrease was principally attributable
to the "loss from operations" incurred in the three months ended March 31, 2000.

Net property and equipment was $2.2 million as compared to $2.4 million at December 31, 1999, and was primarily composed of land, building and improvements at the Louisville, Kentucky data center facility. In February 2000, the Company entered into a definitive lease agreement effective
March 11, 2000, to lease this facility on terms that exceed ongoing financing and operating costs. In March 2000, the Company entered into a Purchase and Sale Agreement to sell the Louisville facility and certain equipment for $2.7 million. Completion of the sale is contingent upon satisfactory property inspections and the purchaser obtaining appropriate financing for the transaction.

The Company invests its excess cash balances in short-term, investment-grade, interest-bearing securities.

As noted, the long-term profitability and financial condition of the Company will be determined by the Company's ability to successfully re-deploy its assets and transition to another business or businesses. The Board of Directors and management continue to investigate strategic alternatives for the future direction of the Company.







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

                                            STRATEGIA CORPORATION
Date:  May 15, 2000                         By:  /s/  Robert H. Loeffler
                                            Robert H. Loeffler, Chairman and
                                            Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                 Title                               Date


/s/ Robert H. Loeffler    Chairman and Director               May 15, 2000
    Robert H. Loeffler   (Principal Executive Officer
                          and Principal Accounting Officer)
