Form 10QSB
period 2000-06-30
STRATEGIA CORP
filed 2000-08-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                ---------

                               Form 10-QSB


(Mark One)
[X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2000

                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                         Commission File Number     0-21662

                             Strategia Corporation
             (Exact name of registrant as specified in its charter)


         Kentucky                                    61-1064606
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

9707 Shelbyville Road, Louisville, KY                   40223
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     502-426-3434

Former name, former address, and former fiscal year, if changed since last report.

10301 Linn Station Road, Louisville, KY                 40223


Indicate by check [X] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,475,742 as of June 30, 2000.

STRATEGIA CORPORATION

CONDENSED BALANCE SHEETS

                                                   June 30,      December 31,
                                                    2000             1999
                                                 (Unaudited)       (Audited)
               Assets
Current assets:
  Cash and cash equivalents                        $ 7,567,750    $ 7,256,092
  Funds held in escrow                                 655,958      1,283,500
  Receivable from Guardian iT plc                         -           866,055
  Accounts receivable, net                                -           468,568
  Unbilled revenues                                       -           253,808
  Other current assets                                  57,858        161,837

        Total current assets                         8,281,566     10,289,860

Property and equipment                               3,773,329     11,743,834
  Less accumulated depreciation                      1,594,881      9,345,518

         Net property and equipment                  2,178,448      2,398,316

Other assets                                              -             8,360

                                                   $10,460,014    $12,696,536

            Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $    59,781    $    56,596
  Current installments of obligations
    under capital leases                                 3,165         78,920
  Accounts payable                                        -           222,160
  Accrued expenses and other current liabilities       394,786      2,004,491
  Accrued income taxes                                    -            28,550

        Total current liabilities                      457,732      2,390,717

Long-term debt, excluding current installments         795,103        825,811
Obligations under capital leases,
    excluding current installments                       2,079          3,733

        Total liabilities                            1,254,914      3,220,261

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,475,742 shares at June 30, 2000, and
    4,631,677 at December 31, 1999                  13,631,263     13,849,658
  Accumulated deficit                               (4,426,163)    (4,373,383)

        Total stockholders' equity                   9,205,100      9,476,275

                                                   $10,460,014    $12,696,536


See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                              Three Months Ended            Six months ended
                                   June 30,                      June 30,
                              2000          1999            2000        1999

Discontinued operations,
 net of income taxes:
  Income (loss) from
   operations             $  (67,758)   $  235,416    $ (417,171)   $  840,451
  Gain on disposal of
   discontinued
   operations                   -             -          364,391          -

  Income (loss) from
   discontinued
   operations                (67,758)      235,416       (52,780)      840,451


Net income (loss)         $  (67,758)   $  235,416    $  (52,780)   $  840,451

Net income (loss) per share
 of common stock:

  Basic                   $    (0.02)   $     0.05    $    (0.01)   $     0.18

  Diluted                 $    (0.02)   $     0.05    $    (0.01)   $     0.18

Weighted average number
 of common shares
 outstanding               4,504,092     4,667,677     4,546,620     4,667,677

See notes to unaudited condensed financial statements.

STRATEGIA CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                            Three months ended         Six months ended
                                 June 30,                  June 30,
                            2000          1999         2000         1999
Net income (loss)       $  (67,758)   $  235,416    $  (52,780)   $  840,451

Other comprehensive loss,
 net of tax:

  Foreign currency
   translation
   adjustments                -          (94,895)         -         (265,995)

Comprehensive
   income (loss)        $  (67,758)   $  140,521    $  (52,780)   $  574,456


See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                      Six Months Ended
                                                          June 30,
                                                2000                1999
Cash flows from operating activities:
  Net income (loss)                         $  (52,780)         $  605,035
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization              100,548             728,695
    Gain on sale of French subsidiaries        (85,545)               -
    Provisions for closing operations and
      other noncash items                     (301,440)            (43,457)
    Change in operating assets
      and liabilities:
      Accounts receivable                      468,568            (914,420)
      Unbilled revenues                        253,808            (771,371)
      Other current assets                     103,979             (71,358)
      Accounts payable                        (100,453)             46,702
      Accrued expenses and other current
      liabilities                           (1,283,712)            370,130
      Accrued income taxes                     (28,550)             98,445
      Other assets                               8,360              40,777
      Deferred revenue                            -                371,515

            Net cash provided by (used in)
              operating activities            (917,217)            460,693

Cash flows from investing activities:
  Proceeds from sale of French
    subsidiaries; release of funds
    held in escrow and purchase price
    adjustment                               1,586,742                -
  Payments to minority shareholders of
    French subsidiaries                       (111,426)               -
  Proceeds from sale of equipment               87,167                -
  Purchases of property and equipment             -               (183,553)

            Net cash provided by (used in)
              investing activities           1,562,483            (183,553)

Cash flows from financing activities:
  Principal payments on long-term debt and
    obligations under capital leases, net     (104,931)           (170,504)
  Stock options exercised                        2,910                -
  Purchases of common stock                   (221,306)               -

            Net cash used in financing
              activities                      (323,327)           (170,504)

Effect of exchange rate on changes in cash     (10,281)            (63,425)

Net increase in cash and cash
  equivalents                                  311,658              43,211

Cash and cash equivalents at beginning of
  year                                       7,256,092             761,650

Cash and cash equivalents at end of period  $7,567,750          $  804,861


See notes to unaudited condensed financial statements.


STRATEGIA CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                  Common       Accumulated
                                   Stock         Deficit        Total
Balance at December 31, 1999   $13,849,658    $(4,373,383)    $ 9,476,275

Net income for three months
  ended March 31                      -            14,978          14,978

Shares repurchased                (133,300)          -           (133,300)

Stock options exercised              1,660           -              1,660

Balance at March 31, 2000      $13,718,018    $(4,358,405)    $ 9,359,613


Net (loss) for
  three months ended June 30          -           (67,758)        (67,758)

Shares repurchased                 (88,005)          -            (88,005)

Stock options exercised              1,250           -              1,250

Balance at June 30, 2000       $13,631,263    $(4,426,163)    $ 9,205,100




See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

Notes to June 30, 2000 Condensed Financial Statements (Unaudited)

(1) This financial information should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's December 31, 1999, Annual Report on Form 10-KSB. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the period then ended. All financial information for the three months and six months ended June 30, 2000, and the balance sheets as of June 30, 2000, and December 31, 1999, are for Strategia Corporation only due to the sale of the Company's French subsidiaries in November 1999 (see below). The financial information for the three months and six months ended June 30, 1999, is presented on a consolidated basis. Certain prior year data has been reclassified to conform to current year presentation.

Strategia Corporation ("Strategia") and its subsidiaries (together referred to herein as the "Company") provided a variety of information technology services to businesses, governments and other organizations in 1999 and prior years. On August 10, 1999, the Company entered into a definitive agreement to sell its three French subsidiaries to a subsidiary of Guardian iT plc ("Guardian"), a United Kingdom based disaster recovery company. These three French companies comprised the entirety of the Company's international business segment. In November 1999, the Company completed the sale of its French subsidiaries to Guardian and in December 1999 the Board of Directors of Strategia approved a plan to exit all existing revenue generating lines of business in the United States. The accompanying financial statements reflect all activities of the Company in 2000 and 1999 as discontinued operations. The Board of Directors and management continue to investigate strategic alternatives for the future direction of the Company. The Company's Board of Directors adopted on August 11, 2000, a resolution directing management to determine an orderly process in which most of the Company's net assets can be distributed to the shareholders and the remaining corporate entity can be merged or otherwise combined with an operating company. The Board has not yet approved either a distribution or a combination so there can be no assurance as to whether or when either will occur. In addition, any combination may require shareholder approval and could not occur unless an appropriate combination candidate can be identified and a definitive agreement negotiated.

In the United States, the Company primarily provided Year 2000 services and disaster recovery services. As of December 31, 1999, all Year 2000 Services contracts had been completed or were substantially complete; revenues from Year 2000 Services related contracts approximated $30 thousand in the three months ended March 31, 2000. All Disaster Recovery back-up services contracts related to Bull computer systems were terminated as of December 31, 1999; Disaster Recovery services contracts related to IBM computer systems were transferred to another supplier February 1, 2000. There were no revenues earned from the provision of services of any kind in the three months ended June 30, 2000.

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

Results of operations of the discontinued operations are shown below:


                         Three months ended              Six months ended
                              June 30,                        June 30,
                        2000             1999          2000           1999

Revenues             $     -          $6,152,379     $   60,040    $12,574,316
                     ----------       ----------     ----------    -----------

Income (loss) before
 income taxes           (67,758)         280,711       (417,171)       943,007
Income tax provision       -              45,295           -           102,556
                     ----------       ----------     ----------    -----------

Income (loss) from
 operations          $  (67,758)      $  235,416     $ (417,171)   $   840,451
                     ----------       ----------     ----------    -----------

General and administrative costs totaled $405 thousand for the three months ended March 31, 2000, and $274 thousand for the three months ended June 30, 2000. Ongoing general and administrative costs are expected to be less than $100 thousand a month.

The income tax provision(s) for the discontinued operations does not approximate the Federal statutory rate because of net operating loss carryforwards available in the U.S. in both 2000 and 1999 and in France in 1999.

(2) During the three months ended June 30, 1999, approximately 65% of the $12.6 million consolidated revenues were generated by Year 2000 services.

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

(6) Net property and equipment was $2.2 million as compared to $2.4 million at December 31, 1999, and was primarily composed of land, building and improvements at the Louisville, Kentucky data center facility. In February 2000, the Company entered into a definitive lease agreement effective
March 11, 2000, to lease this facility on terms that exceed ongoing financing and operating costs. In March 2000, the Company entered into a Purchase and Sale Agreement to sell the Louisville facility and certain equipment for $2.7 million. This transaction could not be completed due to the purchaser's inability to obtain appropriate financing for the transaction. In July 2000 the Company sold the Louisville, Kentucky facility and equipment to a different third-party for $2.75 million. Net cash to the Company, after commissions, miscellaneous expenses and pay-off of the mortgage loan, was $1.7 million.

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

Revenues from discontinued operations in the three months ended March 31, 2000, were generated in the completion of Year 2000 Services related contracts and one month of Disaster Recovery services prior to transfer of the IBM systems contracts to another unrelated vendor. The Company incurred a negative gross margin of $23 thousand on these revenues. There were no revenues generated from the discontinued operations during the three months ended June 30, 2000.

General and administrative costs totaled $405 thousand for the three months ended March 31, 2000, and $274 thousand in the three months ended June 30, 2000. Ongoing general and administrative costs are expected to be less than $100 thousand a month. As of June 30, 2000, the Company has two employees.

The "gain on disposal of discontinued operations" of $364 thousand recorded in the March 31, 2000, quarter, resulted from a $279 thousand favorable adjustment to the December 31, 1999, provision for closing operations and a favorable adjustment of $85 thousand to the proceeds from the sale of the Company's French subsidiaries.

The Company has substantial net operating loss carry-forwards that virtually eliminate the need for a Federal income tax provision.

Financial Condition, Liquidity and Capital Resources

The Company had working capital totaling $7.8 million at June 30, 2000, as compared to $7.9 million at both March 31, 2000, and December 31, 1999. Cash and equivalents increased to $7.6 million from $7.3
million at December 31, 1999.    This increase was principally attributable
to the receipt of fifty percent of the funds held in escrow at March 31, 2000, and receipt of the receivable due from Guardian (see Note 1 of the Notes to June 30, 2000 Condensed Financial Statements), partially offset by the six months "loss from operations" and the liquidation of liabilities on the December 31, 1999 balance sheet.

Net property and equipment was $2.2 million at June 30, 2000, as compared to $2.4 million at December 31, 1999, and was primarily composed of land, building and improvements at the Louisville, Kentucky data center facility.
In February 2000, the Company entered into a definitive lease agreement effective March 11, 2000, to lease this facility on terms that exceed ongoing financing and operating costs. In March 2000, the Company entered into a Purchase and Sale Agreement to sell the Louisville facility and certain equipment for $2.7 million. This transaction could not be completed due to the purchaser's inability to obtain appropriate financing for the transaction. In July 2000, the Company sold the Louisville, Kentucky facility and equipment to a different third-party for $2.75 million. Net cash to the Company, after commissions, miscellaneous expenses and pay-off of the mortgage loan, was $1.7 million.

The Company invests its excess cash balances in short-term, investment-grade, interest-bearing securities.

The Board of Directors and management continue to investigate strategic alternatives for the future direction of the Company. The Company's
Board of Directors adopted on August 11, 2000, a resolution directing management to determine an orderly process in which most of the Company's net assets can be distributed to the shareholders and the remaining corporate entity can be merged or otherwise combined with an operating company. The Board has not yet approved either a distribution or a combination so there can be no assurance as to whether or when either will occur. In addition, any combination may require shareholder approval and could not occur unless an appropriate combination candidate can be identified and a definitive agreement negotiated.








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

                                            STRATEGIA CORPORATION
Date:  August 14, 2000                      By:  /s/  Robert H. Loeffler
                                            Robert H. Loeffler, Chairman and
                                            Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                 Title                               Date


/s/ Robert H. Loeffler    Chairman and Director            August 14, 2000
    Robert H. Loeffler   (Principal Executive Officer
                          and Principal Accounting Officer)
