Form 10QSB
period 2000-09-30
STRATEGIA CORP
filed 2000-11-14
CIK 797221

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                ---------

                               Form 10-QSB


(Mark One)
[X] QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date - 4,483,802 as of September 30, 2000.

STRATEGIA CORPORATION

CONDENSED BALANCE SHEETS

                                                September 30,      December 31,
                                                    2000             1999
                                                 (Unaudited)       (Audited)
               Assets
Current assets:
  Cash and cash equivalents                        $ 9,041,071    $ 7,256,092
  Funds held in escrow                                 667,358      1,283,500
  Receivable from Guardian iT plc                         -           866,055
  Accounts receivable, net                                -           468,568
  Unbilled revenues                                       -           253,808
  Other current assets                                   1,417        161,837

        Total current assets                         9,709,846     10,289,860

Property and equipment                                    -        11,743,834
  Less accumulated depreciation                           -         9,345,518

         Net property and equipment                       -         2,398,316

Other assets                                              -             8,360

                                                    $9,709,846    $12,696,536

            Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term debt           $      -       $    56,596
  Current installments of obligations
    under capital leases                                   122         78,920
  Accounts payable                                       6,800        222,160
  Accrued expenses and other current liabilities       588,585      2,004,491
  Accrued income taxes                                   4,120         28,550

        Total current liabilities                      599,627      2,390,717

Long-term debt, excluding current installments            -           825,811
Obligations under capital leases,
    excluding current installments                        -             3,733

        Total liabilities                              599,627      3,220,261

Stockholders' equity:

  Common stock without par value.  Authorized
    15,000,000 shares; issued and outstanding
    4,475,742 shares at September 30, 2000, and
    4,631,677 at December 31, 1999                  13,631,263     13,849,658
  Accumulated deficit                               (4,521,044)    (4,373,383)

        Total stockholders' equity                   9,110,219      9,476,275

                                                    $9,709,846    $12,696,536


See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                              Three Months Ended            Nine months ended
                                 September 30,                 September 30,
                              2000          1999            2000        1999

Discontinued operations,
 net of income taxes:
  Income (loss) from
   operations             $  (35,676)   $  627,590    $ (452,847)   $ 1,468,041
  Gain (loss)on disposal
   of discontinued
   operations                (59,205)         -          305,186          -

  Income (loss) from
   discontinued
   operations                (94,881)      627,590       (147,661)    1,468,041


Net income (loss)         $  (94,881)   $  627,590    $  (147,661)   $1,468,041

Net income (loss) per share
 of common stock:

  Basic                   $    (0.02)   $     0.13    $    (0.03)   $     0.31

  Diluted                 $    (0.02)   $     0.13    $    (0.03)   $     0.31

Weighted average number
 of common shares
 outstanding               4,475,742     4,667,677     4,520,631     4,667,677

See notes to unaudited condensed financial statements.

STRATEGIA CORPORATION

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

                            Three months ended         Nine months ended
                               September 30,             September 30,
                            2000          1999         2000         1999
Net income (loss)       $  (94,881)   $  627,590    $  (147,661)  $ 1,468,041

Other comprehensive income
(loss), net of tax:

  Foreign currency
   translation
   adjustments                -           72,705          -         (193,290)

Comprehensive
   income (loss)        $  (94,881)   $  700,295    $ (147,661)   $ 1,274,751


See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                2000                1999
Cash flows from operating activities:
  Net income (loss)                         $  (147,661)         $ 1,468,041
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization              113,440             1,878,628
    Gain on sale of French subsidiaries        (85,545)               -
    Provisions for closing operations and
      other noncash items                     (393,412)              203,246
    Change in operating assets
      and liabilities:
      Accounts receivable                      468,568            (1,172,002)
      Unbilled revenues                        253,808              (954,334)
      Other current assets                     160,420               105,427
      Accounts payable                        (215,360)             (680,349)
      Accrued expenses and other current
      liabilities                           (1,412,046)            1,191,844
      Accrued income taxes                     (24,430)              157,333
      Other assets                               8,360                57,042
      Deferred revenue                            -                 (236,832)

            Net cash provided by (used in)
              operating activities           (1,273,858)           2,018,044

Cash flows from investing activities:
  Proceeds from sale of French
    subsidiaries; release of funds
    held in escrow and purchase price
    adjustment                               1,679,168                -
  Payments to minority shareholders of
    French subsidiaries                       (111,426)               -
  Proceeds from sale of property and         1,829,799                -
  equipment
  Purchases of property and equipment             -               (319,380)

            Net cash provided by (used in)
              investing activities           3,397,541            (319,380)

Cash flows from financing activities:
  Principal payments on long-term debt and
    obligations under capital leases, net     (110,027)           (423,662)
  Stock options exercised                        2,910                -
  Purchases of common stock                   (221,306)               -

            Net cash used in financing
              activities                      (328,423)           (423,662)

Effect of exchange rate on changes in cash     (10,281)            (51,125)

Net increase in cash and cash
  equivalents                                1,784,979           1,223,877

Cash and cash equivalents at beginning of
  year                                       7,256,092             761,650

Cash and cash equivalents at end of period  $9,041,071          $1,985,527


See notes to unaudited condensed financial statements.


STRATEGIA CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                  Common       Accumulated
                                   Stock         Deficit        Total
Balance at December 31, 1999   $13,849,658    $(4,373,383)    $ 9,476,275

Net income for three months
  ended March 31                      -            14,978          14,978

Shares repurchased                (133,300)          -           (133,300)

Stock options exercised              1,660           -              1,660

Balance at March 31, 2000      $13,718,018    $(4,358,405)    $ 9,359,613


Net loss for
  three months ended June 30          -           (67,758)        (67,758)

Shares repurchased                 (88,005)          -            (88,005)

Stock options exercised              1,250           -              1,250

Balance at June 30, 2000       $13,631,263    $(4,426,163)    $ 9,205,100

Net loss for three
  months ended September 30          -            (94,881)        (94,881)

Balance at September 30, 2000  $13,631,263    $(4,521,044)      9,110,219




See notes to unaudited condensed financial statements.



STRATEGIA CORPORATION

Notes to September 30, 2000 Condensed Financial Statements (Unaudited)

(1) This financial information should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's December 31, 1999, Annual Report on Form 10-KSB. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the periods then ended. All financial information for the three months and nine months ended September 30, 2000, and the balance sheets as of September 30, 2000, and December 31, 1999, are for Strategia Corporation only due to the sale of the Company's French subsidiaries in November 1999 (see below).
The financial information for the three months and nine months ended September 30, 1999, is presented on a consolidated basis. Certain prior year data has been reclassified to conform to current year presentation.

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

The Company announced on October 6, 2000, that it had declared a cash distribution of $1.95 per share of common stock to holders of record as of October 20, 2000, payable on October 27, 2000. The distribution totaled $8,743,464. The Board of Directors had planned to dissolve the Company and had approved a plan of dissolution, which will require approval of the shareholders. However, the Company has been approached by a number of parties concerning a possible transaction to preserve the public shell. Although the Board of Directors is likely to consider one or more such transactions, there can be no assurance that such a transaction can be consummated. Even if a transaction can be consummated, the value that the existing shareholders will realize from the transaction will be small and will likely be in the form of illiquid stock and with little public float in a company that is speculative and dominated by a parent company that would likely own well more than ninety percent of the outstanding stock.

Because the Company will be left with almost no net worth after the $1.95 per share distribution, the Company also announced that it would withdraw its appeal from the delisting procedure at the American Stock Exchange. If the Company cannot promptly effect a transaction as described above, the Board of Directors intends to proceed with the dissolution process, including making appropriate filings with the Securities and Exchange Commission to discontinue its registration and future filing obligations. The Company believes that the distribution will leave the Company with sufficient funds to wind down the Company. If there are any amounts remaining afterward, they will be distributed to shareholders. If the Company can consummate a shell transaction, it may similarly make a distribution of any remaining net worth to shareholders of record immediately prior to closing such transaction.

In the United States, the Company primarily provided Year 2000 services and disaster recovery services. As of December 31, 1999, all Year 2000 Services contracts had been completed or were substantially complete; revenues from Year 2000 Services related contracts approximated $30 thousand in the three months ended March 31, 2000. All Disaster Recovery back-up services contracts related to Bull computer systems were terminated as of December 31, 1999; Disaster Recovery services contracts related to IBM computer systems were transferred to another supplier February 1, 2000. There were no revenues earned from the provision of services of any kind in the six months ended September 30, 2000.

Net proceeds to the Company from the sale of the French subsidiaries were $7.1 million and resulted in a gain of approximately $4.0 million. Substantially all of this gain was recorded in the fiscal year ended
December 31, 1999. In the three months ended March 31, 2000, a favorable adjustment of approximately $85 thousand was made to the purchase price, based on the change in the French subsidiaries combined net asset value between December 31, 1998, and the closing date. Of the total cash consideration, $1.275 million was paid into an escrow account at closing to support any potential warranty claims that the purchaser may subsequently have against the Company. On March 31, 2000, $637.5 thousand was released from the escrow account and the remaining $637.5 thousand was received by the Company in October 2000.

Results of operations of the discontinued operations are shown below:


                         Three months ended             Nine months ended
                            September 30,                 September 30,
                        2000             1999          2000           1999

Revenues             $     -          $6,596,867     $   60,040    $19,171,183
                     ----------       ----------     ----------    -----------

Income (loss) before
 income taxes           (74,986)         741,115       (127,766)     1,684,122
Income tax provision     19,895          113,525         19,895        216,081
                     ----------       ----------     ----------    -----------

Income (loss) from
 operations          $  (94,881)      $  627,590     $ (147,661)   $ 1,468,041
                     ----------       ----------     ----------    -----------


The income tax provision(s) for the discontinued operations does not approximate the Federal statutory rate because of net operating loss carryforwards available in the U.S. in both 2000 and 1999 and in France in 1999.

(2) During the nine months ended September 30, 1999, approximately 68% of the $19.2 million consolidated revenues were generated by Year 2000 services.

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

(5) The Company had U.S. net operating loss carry-forwards of approximately $2.2 million and $8.1 million at December 31, 1999 and 1998, respectively, which virtually eliminated the requirement for a Federal income tax provision in 2000 and 1999.

(6) Net property and equipment at December 31, 1999, was $2.4 million and was primarily composed of land, building and improvements at the Louisville, Kentucky data center facility. In February 2000, the Company entered into a definitive lease agreement effective
March 11, 2000, to lease this facility on terms that exceed ongoing financing and operating costs. In July 2000 the Company sold the Louisville, Kentucky facility and equipment for $2.75 million. Net cash to the Company, after commissions, miscellaneous expenses and pay-off of the mortgage loan, was $1.7 million and resulted in a pretax gain of approximately $430 thousand.

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

Results of Operations

All operations of the Company have been reflected as discontinued operations in the accompanying financial statements due to the sale of the foreign business segment in November 1999 and the decision by the Board of Directors of Strategia in December 1999 to exit all other lines of business. As described in Note (1) of the Notes to September 30, 2000 Condensed Financial Statements above, the Board of Directors has approved a plan to dissolve the Company.

Revenues from discontinued operations in the three months ended March 31, 2000, were generated in the completion of Year 2000 Services related contracts and one month of Disaster Recovery services prior to transfer of the IBM systems contracts to another unrelated vendor. The Company incurred a negative gross margin of $23 thousand on these revenues. There were no revenues generated from the discontinued operations during the six months ended September 30, 2000.

General and administrative costs totaled $405 thousand for the three months ended March 31, 2000, $274 thousand in the three months ended June 30, 2000, and $188 thousand in the three months ended September 30, 2000.

The "gain on disposal of discontinued operations" of $364 thousand recorded in the March 31, 2000, quarter, resulted from a $279 thousand favorable adjustment to the December 31, 1999, provision for closing operations and a favorable adjustment of $85 thousand to the proceeds from the sale of the Company's French subsidiaries. During the September 30, 2000, quarter, a gain of approximately $430 thousand was recorded on the sale of the Louisville, Kentucky data center and equipment and provisions made for estimated closure costs totaling approximately $490 thousand.

The Company has substantial net operating loss carry-forwards that virtually eliminate the need for a Federal income tax provision.

Financial Condition, Liquidity and Capital Resources

The Company had working capital totaling $9.1 million at September 30, 2000, as compared to $7.9 million at both March 31, 2000, and December 31, 1999. Cash and equivalents increased to $9.0 million from $7.3
million at December 31, 1999.    This increase was principally attributable
to the receipt of fifty percent of the funds held in escrow at March 31, 2000, the receipt of the receivable due from Guardian (see Note 1 of the Notes to September 30, 2000 Condensed Financial Statements), and the sale of the Louisville, Kentucky data center in July 2000, partially offset by the nine months "loss from operations" and the liquidation of liabilities on the December 31, 1999 balance sheet.

Net property and equipment at December 31, 1999 was $2.4 million at September 30, 2000, and was primarily composed of land, building and improvements at the Louisville, Kentucky data center facility. In February 2000, the Company entered into a definitive lease agreement effective March 11, 2000, to lease this facility on terms that exceed ongoing financing and operating costs.
In July 2000, the Company sold the Louisville, Kentucky facility and equipment for $2.75 million. Net cash to the Company, after commissions, miscellaneous expenses and pay-off of the mortgage loan, was $1.7 million.

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

            None.

Item 5.     Other Events.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                 27 - Financial Data Schedule

            (b)  Reports on Form 8-K

            (c) Report filed October 6, 2000, disclosing under Item 5. Other Events that the registrant had announced a cash distribution of $1.95 per share of common stock as a first step in a plan to dissolve the company.



                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused its quarterly report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            STRATEGIA CORPORATION
Date:  November 14, 2000                      By:  /s/  Robert H. Loeffler
                                            Robert H. Loeffler, Chairman and
                                            Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                 Title                               Date


/s/ Robert H. Loeffler    Chairman and Director            November 14, 2000
    Robert H. Loeffler   (Principal Executive Officer
                          and Principal Accounting Officer)
